Form 10-Q
period 1995-03-31
SUN SPORTSWEAR INC
filed 1995-05-15
CIK 856711

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



(Mark one)


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly period ended MARCH 31, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934


For the transition period from                      to
                               --------------------    --------------------

Commission File Number                     0-18054
                       ----------------------------------------------------

                              SUN SPORTSWEAR, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Washington                                  91-1132690
  ----------------------------                    -------------------
  (State or other jurisdiction                       (IRS Employer
      of incorporation of                         Identification No.)
        organization)

6520 South 190th Street, Kent, Washington                            98032
- -----------------------------------------                         ----------
(Address of principal executive offices)                          (Zip Code)


(206) 251-3565
- ------------------------------
(Registrant's telephone number
including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                       YES     X         NO
                            -------         -------


As of May 1, 1995 the Registrant had 5,747,750 shares of common stock outstanding.

                              SUN SPORTSWEAR, INC.

                                     INDEX


                                                                                                      Page
                                                                                                      ----
Part I.                   Financial Information

         Item 1.                  Financial Statements:

                                  Balance Sheets                                                      3 - 4
                                  at March 31, 1995 (Unaudited)
                                  and December 31, 1994

                                  Statements of Income                                                5
                                  for the three months ended March 31,
                                  1995 and 1994 (Unaudited)

                                  Statements of Cash Flows                                            6
                                  for the three months ended March 31,
                                  1995 and 1994 (Unaudited)

                                  Notes to Financial Statements                                       7 - 8

         Item 2.                  Management's Discussion and Analysis                                9 - 13
                                  of Financial Condition and Results
                                  of Operations

Part II.                  Other Information

         Item 1.                  Legal Proceedings                                                   14

         Item 2.                  Changes in Securities                                               14

         Item 3.                  Defaults upon Senior Securities                                     14

         Item 4.                  Submission of Matters to a Vote of                                  14
                                  Security Holders

         Item 5.                  Other Information                                                   14

         Item 6.                  Exhibits and Reports on Form 8-K                                    14

Signature Page                                                                                        15

                              SUN SPORTSWEAR, INC.

                                 BALANCE SHEETS

                                                                             MARCH 31,           DECEMBER 31,
                                                                               1995                 1994
                                                                             ---------           -----------
                                                                            (UNAUDITED)
         ASSETS

CURRENT ASSETS:

         Cash                                                              $   153,004           $ 1,217,171
         Accounts receivable, net of
           allowance for doubtful
           accounts of $46,524 and
           $46,524, respectively                                            22,514,531            24,424,834
         Inventories, net (Note 2)                                          29,009,459            30,155,618
         Prepaid expenses and other
           current assets                                                      451,741               596,919
         Deferred income taxes                                                 760,710               760,710
         Federal income tax receivable                                         240,941                   -0-
                                                                           -----------           -----------

         Total current assets                                               53,130,386            57,155,252

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net:
         (Note 3)                                                            5,346,351             5,216,920

OTHER ASSETS:                                                                   11,943                11,943
                                                                           -----------           -----------

         Total assets                                                      $58,488,680           $62,384,115
                                                                           ===========           ===========





                                  (continued)
                 See accompanying notes to financial statements

                              SUN SPORTSWEAR, INC.

                                 BALANCE SHEETS
                                  (CONTINUED)

                                                                                MARCH 31,               DECEMBER 31,
                                                                                  1995                      1994
                                                                              -----------               -----------
                                                                              (UNAUDITED)
         LIABILITIES AND SHAREHOLDERS'
         EQUITY

CURRENT LIABILITIES:
         Notes payable                                                        $17,202,000              $15,987,000
         Accounts payable                                                       8,793,056               13,038,144
         Accrued royalties payable                                              1,493,174                1,720,536
         Accrued wages and taxes payable                                          868,186                  947,710
         Accrued interest payable                                                  62,969                   53,813
         Current portion of
           long-term debt                                                         380,725                  376,636
                                                                              -----------               -----------
         Total current liabilities                                             28,800,110               32,123,839
                                                                              -----------               -----------
NONCURRENT LIABILITIES:
         Long-term debt, net of current portion                                   265,583                  338,005
         Deferred income taxes                                                    172,046                  172,046
                                                                              -----------               -----------
         Total noncurrent liabilities                                             437,629                  510,051
                                                                              -----------               -----------
SHAREHOLDERS' EQUITY:
         Common stock, no par value,
           20,000,000 shares authorized;
           5,747,750 shares at 3/31/95
           and 5,747,125 shares at 12/31/94
           issued and outstanding                                              21,615,804               21,613,691
         Retained earnings                                                      7,635,137                8,136,534
                                                                              -----------               -----------
         Total shareholders' equity                                            29,250,941               29,750,225
                                                                              -----------               -----------
COMMITMENTS AND
  CONTINGENCIES:

         Total liabilities and shareholders' equity                           $58,488,680               $62,384,115
                                                                              ===========               ===========





                 See accompanying notes to financial statements

                              SUN SPORTSWEAR, INC.

                              STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                                             For the three months ended March 31,
                                                                             ------------------------------------
                                                                                 1995                    1994
                                                                             ------------            ------------
Proprietary sales                                                             $ 6,032,857             $ 9,630,000
Licensed sales                                                                 20,556,442              18,301,982
Sales deductions                                                                 (868,737)               (707,781)
                                                                              -----------             -----------

Net sales (Note 4)                                                             25,720,562              27,224,201
Cost of goods sold                                                             22,522,498              22,394,136
                                                                              -----------             -----------
         Gross margin                                                           3,198,064               4,830,065
                                                                              -----------             -----------
Operating expenses:
         Selling                                                                  987,625               1,073,536
         Design and pattern                                                       644,143                 615,167
         General and
           administrative                                                       1,981,996               1,599,802
         Provision for doubtful
           accounts and factoring fees                                             13,664                  15,534
                                                                              -----------             -----------
                                                                                3,627,428               3,304,039
                                                                              -----------             -----------

         Operating income (loss)                                                 (429,364)              1,526,026
                                                                              -----------             -----------

Other (income) expense:
         Interest expense                                                         344,318                 100,459
         Other, net                                                               (14,284)                (41,201)
                                                                              -----------             -----------
                                                                                  330,034                  59,258
                                                                              -----------             -----------

Income (loss) before
  provision for income taxes                                                     (759,398)              1,466,768
Provision (benefit)
  for income taxes                                                               (258,000)                498,000
                                                                              -----------             -----------

Net income (loss)                                                             $  (501,398)            $   968,768
                                                                              ===========             ===========

Earnings (loss) per share:                                                         $(0.09)                 $ 0.17
                                                                                   ======                  ======

Weighted average shares outstanding                                             5,747,544               5,688,892





                 See accompanying notes to financial statements

                              SUN SPORTSWEAR, INC.

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                             For the three months ended March 31,
                                                                             ------------------------------------
                                                                                 1995                    1994
                                                                             ------------            ------------
Cash flows from operating activities:
         Net income (loss)                                                   $  (501,398)             $   968,768
         Adjustments to reconcile net income
           (loss) to net cash provided by
           (used in) operating activities:
                 Depreciation and amortization                                   355,538                  275,650
                 (Gain) on disposal of equipment                                  (5,411)                 (15,731)
                 Decrease(increase) in accounts receivable                     1,910,303               (7,998,401)
                 (Increase) in inventories                                     1,146,159                1,671,061
                 Decrease (increase) in deferred income
                   taxes and accrued federal income tax                         (407,000)                 498,000
                 (Increase) decrease in other assets                             145,178                  (86,790)
                 (Decrease) increase in accounts payable                      (4,456,192)               2,535,499
                 (Decrease) increase in accrued liabilities                     (131,671)                 509,538
                                                                             -----------              -----------
         Net cash (used in) operating activities                              (1,944,494)              (1,642,406)
                                                                             -----------              -----------
Cash flows from investing activities:
         Capital expenditures                                                   (513,000)              (1,178,797)
         Proceeds from sale of equipment                                          33,442                   69,456
                                                                             -----------              -----------
         Net cash used in investing activities                                  (479,558)              (1,109,341)
                                                                             -----------              -----------
Cash flows from financing activities:
         Increase (decrease) in outstanding
           checks in excess of funds on deposit                                  211,105               (1,261,128)
         Net borrowings under line of credit                                   1,215,000                5,926,000
         Proceeds from issuance of long-term debt                                    -0-                   29,196
         Principal payments under long-term debt                                 (68,333)              (2,291,592)
         Proceeds from issuance of common
           stock for employee stock options                                        2,113                  228,190
                                                                             -----------              -----------
         Net cash provided by financing activities                            1, 359,885                2,630,666
                                                                             -----------              -----------
Net (decrease) in cash                                                        (1,064,167)                (121,081)

Cash at beginning of period                                                    1,217,171                  649,088
                                                                             -----------              -----------
Cash at end of period                                                        $   153,004              $   528,007
                                                                             ===========              ===========
Supplemental disclosure of cash flow information:
         Cash paid during the period for:
                 Interest                                                     $  335,162               $  103,368
                 Income taxes                                                 $  149,000               $      -0-


                 See accompanying notes to financial statements

                              SUN SPORTSWEAR, INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

INTERIM FINANCIAL STATEMENTS

The accompanying financial statements at March 31, 1995 and for the three months ended March 31, 1995 and 1994 are unaudited. These unaudited interim financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying condensed financial statements include all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results for the interim periods. The results of operations and cash flows for the three months ended March 31, 1995 and 1994 are not necessarily indicative of the results of operations and cash flows that may be expected for the entire year, which are subject to year- end adjustments in conjunction with the annual audit by the Company's independent public accountant. The accompanying condensed financial statements and related notes should be read in conjunction with the financial statements and footnotes thereto included in Sun Sportswear, Inc.'s (the "Company") 1994 Form 10-K and Annual Report to Shareholders. See also "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Quarterly Net Sales
- - Seasonality" on page 12 of this report.

RECLASSIFICATIONS

Certain reclassifications have been made to prior year amounts (including reclassification of distribution costs from "operating expenses" to "cost of goods sold") to conform to the presentation of the March 31, 1995 financial statements.

NOTE 2 - INVENTORIES:

Inventories are comprised as follows:

                                                                      March 31,                   December 31,
                                                                        1995                          1994
                                                                      ---------                   ------------
         Garments in process                                          $   459,846                  $ 2,205,577
         Unprinted finished garments                                   25,842,888                   24,218,586
         Printed finished garments                                      5,185,774                    5,965,455
         Supplies                                                         406,376                      521,000
         Lower of Cost or Market Allowance                             (2,885,425)                  (2,755,000)
                                                                      -----------                  -----------
                                                                      $29,009,459                  $30,155,618
                                                                      ===========                  ===========

NOTE 3 - EQUIPMENT AND LEASEHOLD IMPROVEMENTS:

Equipment and leasehold improvements are summarized by major classifications as follows:

                                                   Estimated                   March 31,                December 31,
                                                 useful lives                    1995                      1994
                                                 ------------                  ---------                ------------
Production equipment                                  5-7                     $ 3,535,728                $ 3,500,342
Leasehold improvements                               5-10                       1,211,150                  1,157,422
Computer hardware and software                        3-5                       2,664,129                  1,507,205
Furniture and fixtures                                 5                        1,135,765                  1,111,640
Distribution equipment                               5-10                       1,384,698                  1,395,543
Warehouse equipment                                   5-7                         367,690                    338,507
Vehicles                                               5                           27,317                     27,317
                                                                              -----------                -----------
                                                                               10,326,477                  9,037,976

Construction in progress                                                              -0-                    922,373
LESS - Accumulated depreciation                                                (4,980,127)                (4,743,429)
                                                                              -----------                -----------
                                                                              $ 5,346,350                $ 5,216,920
                                                                              ===========                ===========

NOTE 4 - MAJOR CUSTOMERS:

The Company operates almost exclusively in one industry, which is the wholesale distribution of imprinted, dyed and decorated casual apparel. The Company has three major customers, all of whom are mass merchants. The percentage of gross sales for each customer and the total percentage of gross sales for the three customers are as follows:

                                                                                              Total percentage
                                                           Percentage of gross               of gross sales for
                                                         sales for each customer            the three customers
                                                         -----------------------            -------------------
   For the three months ended March 31,
                   1995                                     42%, 29% and 16%                        88%
                   1994                                     32%, 32%, and 23%                       87%

   For the year ended December 31, 1994                     40%, 29%, and 19%                       88%


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage relationship of certain income statement items to net sales and the dollar increase or decrease as a percentage of such items from period to period:

                                                                                                   Dollar increase
                                                                                                     (decrease)
                                                                                                   as a percentage
                                                                                                   ---------------
                                                                                                        1994
                                                           Three months ended March 31,                  to
                                                           ----------------------------
                                                              1995             1994                     1995
                                                              ----             ----                     ----
Gross sales
         Proprietary sales                                    23.5 %           35.4 %                  (37.4)%
         Licensed sales                                       79.9             67.2                     12.3
Sales deductions                                              (3.4)            (2.6)                    22.7
                                                             -----            -----
Net sales                                                    100.0            100.0                     (5.5)

Cost of goods sold                                            87.6             82.3                      0.6
Gross margin                                                  12.4             17.7                    (33.8)
Operating expenses                                            14.1             12.1                      9.8
Interest expense                                               1.3              0.4                    242.7
Other (income) expense                                        (0.1)            (0.2)                   (65.3)
Provision (benefit) for income taxes                          (1.0)             1.8                   (151.8)
                                                             -----            -----
Net income (loss)                                             (1.9) %           3.6 %                 (151.8)
                                                             =====            =====

FIRST QUARTER OF 1995 AND FIRST QUARTER OF 1994

NET SALES.   Net sales for the three months ended March 31, 1995 decreased 5.5%
to $25.7 million from $27.2 million in the same period of 1994. The Company believes the primary reason for this decrease was the decline in sales of men's and boys' products resulting from the Major League Baseball strike and a difficult retail environment. Sales of men's and boys' products decreased 35% to $10.9 million in the first quarter of 1995 from $16.8 million in the same period of 1994. The Company expects second and third quarter 1995 sales for this division to be below those of 1994.

         Gross sales of women's and girls' apparel increased 41% to $15.5 million in 1995 from $11.0 million in 1994. The Company believes this increase is due to the strong design and merchandising abilities of this division, coupled with a strong license portfolio, which resulted in strong sell-through at retail. The Company anticipates that sales of women's and girls' products will grow at a modest rate through the remainder of 1995.

         Gross sales of licensed products increased by 12.3% to $20.6 million in the first quarter of 1995 from $18.3 million in the first quarter of 1994. The increase in licensed sales was primarily attributable to the growth in sales of The Lion King((C) Disney), 101 Dalmatians((C) Disney) and Garfield((C) Paws, Inc.)

licensed products. Sun acquired a license for The Lion King((C) Disney) products in the second quarter of 1994 and those products accounted for $3.8 million of gross sales in the first quarter of 1995. Looney Tunes(C) and joint Looney Tunes(C) licensed product sales decreased to $12.7 million in the first quarter of 1995 versus $15.1 million in 1994. The Company, on an ongoing basis, is actively seeking additional licenses and brands to add to its existing stable of licensed properties. Recent license acquisitions include Disney's 1995 summer movie Pocahontas((C) Disney), Winnie the Pooh characters((C) Disney), and Warner Brothers 1995 summer movie Batman Forever ((TM) and (C) DC Comics). There can be no assurances, however, that any license acquisitions will receive positive market acceptance by Sun's customers.

         Gross sales of proprietary products decreased by 37% to $6.0 million in the first quarter of 1995 from $9.6 million in the first quarter of 1994. The Company believes this decrease was primarily the result of increased competition from garments bearing licensed characters and trademarks.

         Gross sales in units for the three months ended March 31, 1995 increased 8.6% to 5.8 million units from 5.3 million units in the same period of 1994. This unit sales increase was due to an increase in unit sales of children's products. The increase in unit sales of children's products was partially offset by a decrease in unit sales of adult products. Sales of children's products typically carry lower unit sales prices than sales of adult products.

         Gross sales to Sun's largest three customers decreased 4.8% in the first quarter of 1995 versus the comparable period in 1994. Gross sales to Sun's other customers decreased 5.2% in 1995 versus 1994. These decreases are primarily the result of the factors discussed above.

         Sales deductions, consisting of sales returns, discounts and allowances, increased to $869,000 in 1995 from $708,000 in the first quarter of 1994. This increase was primarily due to increases in the amount of allowances granted customers for new store allowances and markdowns, and for product returns resulting from distribution errors.

GROSS MARGIN.   Gross margin as a percentage of net sales decreased to 12.4% in the first quarter of 1995 from 17.7% in 1994 (see "Note 2 to Financial Statements" above). This decrease was primarily the result of higher levels of close-out sales in the 1995 quarter versus the 1994 quarter (see "Liquidity and Capital Resources" below); higher levels of sales deductions in the 1995 quarter versus the 1994 quarter; costs associated with applying license-specific labels to garments bearing The Walt Disney Company's licensed designs in the 1995 quarter; increased customer requirements for distribution services such as hangering and packaging in the 1995 quarter; and an increase in sales of children's products - which typically carry lower margins than adult products - in the 1995 quarter versus the 1994 quarter.

OPERATING EXPENSES.   Operating expenses increased to $3.6 million (or 14.1% of
net sales) in 1995 from $3.3 million (or 12.1% of net sales) in the first quarter of 1994 (see "Note 2 to Financial Statements" above). This increase was primarily attributable to an increase in general and administrative expense.

General and administrative expenses increased to $2.0 million, or 7.8% of net sales, in 1995 from $1.6 million, or 5.9% of net sales, in 1994. This increase was primarily the result of added costs associated with the Company's new management information system (see "Addition of Integrated Management Information System" below), the additional costs to support the higher 1995 women's and girls' sales volume (without a corresponding decrease in costs given the decrease in men's and boys' sales), and $130,000 in consulting costs associated with the Company's ongoing re-engineering efforts to reduce its sourcing, printing and distribution costs (see "Re-engineering Efforts" below).

Partially offsetting the increase in general and administrative expense was a decrease in selling expenses to $988,000 in 1995 from $1.1 million in 1994 primarily due to lower advertising costs in 1995 associated with the Company's GUTS(R) products.

INTEREST EXPENSE.   Quarterly interest expense increased 243% to $344,000 in
the first quarter of 1995 from $100,000 in 1994 primarily as a result of higher borrowing levels and higher interest rates in the 1995 quarter.

NET INCOME (LOSS).   Net results decreased to a net loss of $501,000 in the
first quarter of 1995 from net income of $969,000 in the same period of 1994, as a result of the factors described above.

RE-ENGINEERING EFFORTS.   The Company believes it can reduce its sourcing,
printing and distribution costs, by re-engineering its operating processes. To assist in these re-engineering efforts, the Company has hired re-engineering, sourcing and business development experts. The Company incurred $130,000 in consulting expense in the first quarter of 1995, and believes it will incur approximately $400,000 in such expenses during the remainder of 1995 for these consultants. Mr. Robert Pene, a current director of the Company, is a principal in one of the consulting firms the Company has hired. The Company expects to realize improvements from these re-engineering efforts beginning later in 1995.

ADDITION OF INTEGRATED MANAGEMENT INFORMATION SYSTEM.   In order to decrease
manufacturing costs and decrease inventory levels, the Company acquired and began installing an integrated management information system in 1994 (at a cost of approximately $1,400,000). Presently, the new system is over 50% operative. The Company expects its operating costs will rise as a result of this new system until the end of 1995, at which time it expects to begin realizing cost savings from utilization of the new system.

NON-RENEWAL OF JOINT LOONEY TUNES(C)/NATIONAL FOOTBALL LEAGUE(R) LICENSE.   The
National Football League(R) has indicated to the Company it will not renew Sun's joint license for Looney Tunes ((C) Warner Bros.) characters combined with National Football League(R) team trademarks (this license expired March 31, 1995). The National Football League indicated to the Company that the NFL will not be renewing in order to strategically consolidate the number of licensees holding rights to its properties. The Company believes its other Looney Tunes(C) and joint Looney Tunes(C) licenses will not be affected by this action. Sales of Looney Tunes(C)/National Football League(R) products were $4.5 million in 1994.

QUARTERLY NET SALES - SEASONALITY

         The Company's net sales fluctuate from quarter to quarter. Quarterly net sales for 1995 and 1994 are set forth below.

                                                                    Net Sales
                                                         (Dollar amounts in thousands)
                                                      1995                             1994
                                           -------------------------         -------------------------
                                                         Percent of                        Percent of
                                           Amount       Annual Sales         Amount       Annual Sales
                                           ------       ------------         ------       ------------
         First Quarter                    $25,721           *                $ 27,224          24.0%
         Second Quarter                                                        27,375          24.2
         Third Quarter                                                         26,634          23.6
         Fourth Quarter                                                        31,980          28.2
                                          -------                            --------         -----

         Total                            $25,721                            $113,213         100.0%
                                          =======                            ========         =====

         * Unknown

         The Company's highest sales and heaviest production demands historically occur in the first, second and fourth quarters of each year. During the first, second and fourth quarters , spring and summer products - which include T-shirts, tank tops, shorts and similar garments - and back-to-school products are primarily produced and sold. During the third and part of the fourth quarter, winter season products - which include sweatshirts and long sleeve T-shirts - and holiday products are primarily produced and sold.

LIQUIDITY AND CAPITAL RESOURCES

         The Company finances working capital needs primarily from "internally generated funds" (which the Company defines as net income plus depreciation) and short term borrowing under a line of credit. The credit line provides for a borrowing limit of $27.0 million, including commercial letters of credit and a maximum of $2.7 million for standby letters of credit, and expires March 1996. The borrowing rate for the revolving portion of the line is the prime rate or lower. Under the agreement, the amount borrowed at any time, together with letters of credit issued by the Bank on behalf of the Company, may not exceed 80% of eligible accounts receivable and 35% of inventory (up to $8.4 million, except that nothing may be borrowed against inventory for any 90 consecutive days each calendar year). The agreement contains covenants common to such agreements, including a restriction on dividend payments without the lender's consent, and provides for obligations under the agreement to be secured by all of the Company's assets, including accounts receivable and inventory. At March 31, 1995, approximately $6.2 million was available for borrowing under the renewed credit agreement. The Company is in compliance with its debt covenants.

         Inventory levels decreased by $1.1 million or 3.8% from December 31, 1994 to March 31, 1995. This increase was primarily the result of lower levels of garment purchases in the first quarter of 1995 than in the fourth quarter of 1994. The Company has a concerted effort underway to reduce its inventory $2 to $6 million (below December 31, 1994 inventory levels) by September 30, 1995, including restrictions on purchasing additional blank garments and customer incentives. As a result of inventory reduction efforts, the Company believes its gross margin will be lowered in the second quarter of 1995 by .5% to 1.0% of net sales.

         Accounts receivable decreased by $1.9 million or 7.8% from December 31, 1994 to March 31, 1995, due to lower sales in the first quarter of 1995 than in the fourth quarter of 1994.

         Effective January 1993, the Company entered into an agreement with Heller Financial intended to transfer the collection risk to Heller for Sun's accounts receivable for essentially all of its customers other than the three largest customers (which three customers accounted for 88% of Sun's total sales in the first quarter of 1995). Under the agreement, Heller assumes the collection risk in exchange for a fee equal to .55% of the gross face amount of covered receivables. Heller is party to an intercreditor agreement with Sun's Banks, and both Heller and Sun's Banks hold security interests in the Company's receivables.

         Notes payable (borrowings under the Company's bank line of credit) increased $1.2 million or 7.6% and accounts payable decreased $4.2 million or 33% from December 31, 1994 to March 31, 1995. The net decrease in notes payable and accounts payable was primarily the result of lower levels of garment purchases in the first quarter of 1995 than in the fourth quarter of 1995.

         During the first quarter of 1995, the Company purchased approximately $513,000 of machinery and equipment for production, warehouse, distribution and office use. The Company anticipates that total expenditures for machinery and equipment will be less than $850,000 during the remainder of 1995.

         Sun's primary ongoing cash needs are for working capital, long-term debt repayments and capital expenditures. The Company anticipates that its borrowing needs and letter of credit needs during 1995, as a result of higher levels of accounts receivable and inventory, may at times approach or exceed its borrowing base limits (i.e. 80% of eligible accounts receivable and 35% of inventory, up to $8.4 million). The Company is currently negotiating with its Bank to increase its borrowing base - inventory limits, and expects to have this amended arrangement in effect by the end of the second quarter of 1995. The Company believes that internally generated funds and borrowings under the modified credit facility should support the Company's cash needs through 1995.

INFLATION

         From time to time, Sun's suppliers of blank garments and materials increase their prices. Further, Sun increases its employees' compensation relative to increases in the cost of living. Sun's mass merchant customers have historically sold Sun's more basic products at predetermined sales price points, many of which have not risen during the last few years. Because Sun's customers generally operate on a fixed markup, their strategy of not increasing their sales price points has made it difficult for the Company to pass on any cost increases relative to its more basic products.

PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         No material change.


ITEM 2 - CHANGES IN SECURITIES

         None


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         None


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


ITEM 5 - OTHER INFORMATION

         None


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         None

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                SUN SPORTSWEAR, INC.


DATE:  May 10, 1995                  BY:      /s/ Larry C. Mounger
       ------------                           ---------------------------
                                              Larry C. Mounger
                                              Chairman of the Board,
                                              Chief Executive Officer
                                              and President


DATE:  May 10, 1995                  BY:      /s/ Kevin C. James
       ------------                           ---------------------------
                                              Kevin C. James
                                              Senior Vice President
                                              and Chief Financial Officer