Form 10-Q
period 1995-06-30
SUN SPORTSWEAR INC
filed 1995-08-14
CIK 856711

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


(Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly period ended JUNE 30, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934


For the transition period from                      to
                               --------------------    -------------------

Commission File Number            0-18054
                       -----------------------------

                              SUN SPORTSWEAR, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Washington                                   91-1132690
---------------------------------                   -------------------
  (State or other jurisdiction                         (IRS Employer
of incorporation of organization)                   Identification No.)

6520 South 190th Street, Kent, Washington                 98032
-----------------------------------------               ----------
(Address of principal executive offices)                (Zip Code)


                 (206) 251-3565
---------------------------------------------------
(Registrant's telephone number including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                       YES  X         NO
                          -----         -----

As of August 7, 1995 the Registrant had 5,748,500 shares of common stock outstanding.

                              SUN SPORTSWEAR, INC.

                                     INDEX


                                                                     Page
                                                                     ----
Part I.          Financial Information

    Item 1.         Financial Statements:

                    Balance Sheets at June 30, 1995                  3 - 4
                    (Unaudited) and December 31, 1994

                    Statements of Income for the three               5
                    months ended June 30, 1995 and
                    1994 (Unaudited) and for the six
                    months ended June 30,
                    1995 and 1994 (Unaudited)

                    Statements of Cash Flows                         6
                    for the six months ended June 30,
                    1995 and 1994 (Unaudited)

                    Notes to Financial Statements                    7 - 8

    Item 2.         Management's Discussion and Analysis             9 - 14
                    of Financial Condition and Results
                    of Operations

Part II.         Other Information

    Item 1.         Legal Proceedings                                14

    Item 2.         Changes in Securities                            15

    Item 3.         Defaults upon Senior Securities                  15

    Item 4.         Submission of Matters to a Vote of               15
                    Security Holders

    Item 5.         Other Information                                15

    Item 6.         Exhibits and Reports on Form 8-K                 15

Signature Page                                                       16

                              SUN SPORTSWEAR, INC.

                                 BALANCE SHEETS


                                                                           JUNE 30,           DECEMBER 31,
                                                                             1995                 1994
                                                                          -----------         ------------
                                                                          (UNAUDITED)
         ASSETS

CURRENT ASSETS:
         Cash                                                             $   286,039          $ 1,217,171
         Accounts receivable, net of
           allowance for doubtful
           accounts of $46,524 and
           $46,524, respectively                                           24,502,481           24,424,834
         Inventories (Note 2)                                              25,541,441           30,155,618
         Prepaid expenses and
           other current assets                                               401,389              596,919
         Deferred income taxes                                                760,710              760,710
                                                                          -----------          -----------
         Total current assets                                              51,492,060           57,155,252

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net:
         (Note 3)                                                           5,262,532            5,216,920

OTHER ASSETS:                                                                  19,107               11,943
                                                                          -----------          -----------
         Total assets                                                     $56,773,699          $62,384,115
                                                                          ===========          ===========

                                  (continued)
                 See accompanying notes to financial statements

                              SUN SPORTSWEAR, INC.

                                 BALANCE SHEETS
                                  (CONTINUED)

                                                                       JUNE 30,           DECEMBER 31,
                                                                        1995                  1994
                                                                     -----------          ------------
                                                                     (UNAUDITED)
         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
         Notes payable                                               $17,642,000           $15,987,000
         Accounts payable                                              5,720,708            13,038,144
         Accrued royalties payable                                     1,770,727             1,720,536
         Accrued wages and taxes payable                                 675,179               781,651
         Accrued interest payable                                         50,090                53,813
         Current portion of long term debt                               385,017               376,636
         Federal income tax payable                                       57,059               166,059
                                                                     -----------           -----------
         Total current liabilities                                    26,300,780            32,123,839
                                                                     -----------           -----------

NONCURRENT LIABILITIES:
         Long term debt, net of current portion                          192,107               338,005
         Deferred income taxes                                           172,046               172,046
                                                                     -----------           -----------
         Total noncurrent liabilities                                    364,153               510,051
                                                                     -----------           -----------

SHAREHOLDERS' EQUITY:
         Common stock, no par value
           20,000,000 shares authorized;
           5,748,500 shares at 6/30/95
           and 5,747,125 shares at 12/31/94
           issued and outstanding                                     21,618,339            21,613,691
         Retained earnings                                             8,490,427             8,136,534
                                                                    ------------           -----------
         Total shareholders equity                                    30,108,766            29,750,225
                                                                    ------------           -----------

COMMITMENTS AND CONTINGENCIES:
         Total liabilities and shareholders' equity                 $ 56,773,699           $62,384,115
                                                                    ============           ===========

                 See accompanying notes to financial statements

                              SUN SPORTSWEAR, INC.

                              STATEMENTS OF INCOME
                                  (UNAUDITED)


                                          For the three months ended                       For the six months ended
                                                   June 30,                                        June 30,
                                        --------------------------------               --------------------------------
                                           1995                 1994                      1995                 1994
                                        -----------          -----------               -----------          -----------
Proprietary sales                       $ 4,397,014          $ 8,235,612               $10,429,871          $17,865,612
Licensed sales                           26,791,188           20,539,678                47,347,630           38,841,660
Sales deductions                           (606,697)          (1,400,650)               (1,475,434)          (2,108,431)
                                        -----------          -----------               -----------          -----------

Net sales (Note 4)                       30,581,505           27,374,640                56,302,067           54,598,841
    Cost of goods sold                   25,310,087           22,778,232                47,832,585           45,172,368
                                        -----------          -----------               -----------          -----------
    Gross margin                          5,271,418            4,596,408                 8,469,482            9,426,473
                                        -----------          -----------               -----------          -----------
Operating expenses:
    Selling                                 899,060              930,633                 1,886,685            2,004,169
    Design and pattern                      614,839              690,270                 1,258,982            1,305,437
    General and
      administrative                      2,132,007            1,732,172                 4,114,003            3,331,973
    Provision for
      doubtful accounts
      and factoring fees                     16,189               20,423                    29,853               35,957
                                        -----------          -----------               -----------          -----------
                                          3,662,095            3,373,498                 7,289,523            6,677,536
                                        -----------          -----------               -----------          -----------
    Operating income                      1,609,323            1,222,910                 1,179,959            2,748,937
                                        -----------          -----------               -----------          -----------

Other (income) expense:
     Interest expense                       360,735              130,566                   705,053              231,025
     Other, net                             (46,702)             (61,331)                  (60,987)            (102,532)
                                        -----------          -----------               -----------          -----------
                                            314,033               69,235                   644,066              128,493
                                        -----------          -----------               -----------          -----------

Income before provision
  for income taxes                        1,295,290            1,153,675                   535,893            2,620,444
Provision for income taxes                  440,000              377,579                   182,000              875,579
                                        -----------          -----------               -----------          -----------
Net income                              $   855,290          $   776,096               $   353,893          $ 1,744,865
                                        ===========          ===========               ===========          ===========
Earnings per share                            $0.15               $ 0.14                    $ 0.06               $ 0.31
                                              =====               ======                    ======               ======
Weighted average shares
  outstanding                             5,748,451            5,713,929                 5,747,997            5,701,410

                 See accompanying notes to financial statements

                              SUN SPORTSWEAR, INC.

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                  For the six months ended June 30,
                                                                                -------------------------------------
                                                                                    1995                     1994
                                                                                -----------               -----------
Cash flows from operating activities:
    Net income                                                                  $   353,893               $ 1,744,865
    Adjustments to reconcile net income to net cash
    provided by operating activities:
         Depreciation and amortization                                              738,815                   591,907
         (Gain) on disposal of fixed assets                                          (5,984)                  (17,082)
         (Increase) in receivables                                                  (77,647)               (7,352,339)
         Decrease (increase) in inventories                                       4,614,177                (4,775,270)
         (Decrease) increase in deferred income taxes and
           accrued federal income taxes                                            (109,000)                  174,579
         Decrease (increase) in other assets                                        114,366                   (84,831)
         (Decrease) increase in accounts payable                                 (6,178,832)                7,436,556
         (Decrease) increase in accrued liabilities                                 (13,996)                  558,733
                                                                                -----------               -----------

Net cash used in operating activities                                              (536,216)               (1,722,882)
                                                                                -----------               -----------

Cash flows from investing activities:
    Capital expenditures                                                           (812,458)               (1,600,306)
    Proceeds from sale of equipment                                                  34,015                    70,956
                                                                                -----------               -----------

Net cash used in investing activities                                              (778,443)               (1,529,350)
                                                                                -----------               -----------

Cash flows from financing activities:
    (Decrease) increase in outstanding
      checks in excess of funds on deposit                                       (1,138,604)                  292,942
    Net borrowings under line of credit                                           1,655,000                 5,187,000
    Principal payments under long-term debt                                        (137,517)               (2,327,544)
    Proceeds from issuance of common
      stock for employee stock options                                                4,648                   302,290
                                                                                -----------               -----------

Net cash provided by financing activities                                           383,527                 3,454,688
                                                                                -----------               -----------


Net increase (decrease) in cash                                                    (931,132)                  202,456
Cash at beginning of period                                                       1,217,171                   649,088
                                                                                -----------               -----------
Cash at end of period                                                           $   286,039               $   851,544
                                                                                ===========               ===========

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
                 Interest                                                          $708,775                  $263,490
                 Income taxes                                                      $291,000                  $701,000

                 See accompanying notes to financial statements

                              SUN SPORTSWEAR, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

INTERIM FINANCIAL STATEMENTS

The accompanying financial statements at June 30, 1995 and for the three and six months ended June 30, 1995 and 1994 are unaudited. These unaudited interim financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying condensed financial statements include all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results for the interim periods. The results of operations and cash flows for the six months ended June 30, 1995 and 1994 are not necessarily indicative of the results of operations and cash flows that may be expected for the entire year, which are subject to year-end adjustments in conjunction with the annual audit by the Company's independent public accountant. The accompanying condensed financial statements and related notes should be read in conjunction with the financial statements and footnotes thereto included in Sun Sportswear, Inc.'s (the "Company") 1994 Form 10-K and Annual Report to Shareholders. See also "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Quarterly Net Sales
- Seasonality" on page 13 of this report.

RECLASSIFICATIONS

Certain reclassifications have been made to prior year amounts (including reclassification of distribution costs from "operating expenses" to "cost of goods sold") to conform to the presentation of the June 30, 1995 financial statements.

NOTE 2 - INVENTORIES:

Inventories are comprised as follows:

                                                           June 30,             December 31,
                                                            1995                    1994
                                                        -------------           ------------
         Garments in process                              $   824,354            $ 2,205,577
         Unprinted finished garments                       22,792,963             24,218,586
         Printed finished garments                          4,101,221              5,965,455
         Supplies                                             254,886                521,000
         Lower of Cost or Market Allowance                 (2,431,983)            (2,755,000)
                                                          -----------            -----------
                                                          $25,541,441            $30,155,618
                                                          ===========            ===========

NOTE 3 - EQUIPMENT AND LEASEHOLD IMPROVEMENTS:

Equipment and leasehold improvements are summarized by major classifications as follows:

                                                   Estimated                    June 30,                 December 31,
                                                 useful lives                     1995                      1994
                                                 ------------                 -----------                -----------
Production equipment                                  5-7                     $ 3,563,861                $ 3,500,342
Leasehold improvements                               5-10                       1,218,504                  1,157,422
Computer hardware and software                        3-5                       2,896,676                  1,507,205
Furniture and fixtures                                 5                        1,132,454                  1,111,640
Distribution equipment                               5-10                       1,384,698                  1,395,543
Warehouse equipment                                   5-7                         382,297                    338,507
Vehicles                                               5                           27,317                     27,317
                                                                              -----------                -----------
                                                                               10,605,807                  9,037,976

Construction in progress                                                              -0-                    922,373
LESS - Accumulated depreciation                                                (5,343,275)                (4,743,429)
                                                                              -----------                -----------
                                                                              $ 5,262,532                $ 5,216,920
                                                                              ===========                ===========

NOTE 4 - MAJOR CUSTOMERS:

The Company operates almost exclusively in one industry, which is the wholesale distribution of imprinted, dyed and decorated casual apparel. The Company has three major customers, all of whom are mass merchants. The percentage of gross sales for each customer and the total percentage of gross sales for the three customers are as follows:

                                                                                              Total percentage
                                                           Percentage of gross               of gross sales for
                                                        sales for each customer              the three customers
                                                        ------------------------             -------------------
     For the six months ended June 30,
                   1995                                     19%, 27% and 41%                          87%
                   1994                                     21%, 35% and 32%                          88%

   For the year ended December 31, 1994                     19%, 29% and 40%                          88%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage relationship of certain income statement items to net sales and the dollar increase or decrease as a percentage of such items from period to period:

                                                                                                Dollar increase/(decrease)
                                                                                                     as a percentage
                                                                                                       1994 to 1995
                                                                                                       ------------
                                         Three months                  Six months                   three        six
                                        ended June 30,                ended June 30,               months       months
                                       ----------------             -------------------             ended       ended
                                       1995        1994             1995           1994           June 30,     June 30,
                                       ----        ----             ----           ----           --------     --------
Gross sales
         Proprietary sales             14.4%       30.1%            18.5%        32.7%             (46.6)%     (41.6)%
         Licensed sales                87.6        75.0             84.1         71.1               30.4        21.9
Sales deductions                       (2.0)       (5.1)            (2.6)        (3.8)             (56.7)      (30.0)
                                     ------      ------           ------       ------
Net sales                             100.0       100.0            100.0        100.0               11.7         3.1

Cost of goods sold                     82.8        83.2             85.0         82.7               11.1         5.9
Gross margin                           17.2        16.8             15.0         17.2               14.7       (10.2)
Operating expenses                     12.0        12.3             12.9         12.2                8.6         9.2
Interest expense                        1.2         0.5              1.3          0.4              176.3       205.2
Other (income) expense                 (0.2)       (0.2)            (0.1)        (0.2)             (23.9)      (40.5)
Provision for income taxes              1.4         1.4              0.3          1.6               16.5       (79.2)
                                       ----        ----             ----         ----
Net income                              2.8%        2.8%             0.6%         3.2%              10.2       (79.7)
                                      =====        ====             ====         ====

SECOND QUARTER OF 1995, SECOND QUARTER OF 1994, AND FUTURE OUTLOOK

NET SALES.   Net sales for the quarter ended June 30, 1995 increased 11.7% to
$30.6 million from $27.4 million in the same period of 1994. The primary reason for this increase was the increase in gross sales of women's and girls' apparel by 25% to $22.7 million in 1995 from $18.2 million in 1994. The Company believes this increase is due to the strong design and merchandising abilities of this division, coupled with a strong license portfolio, which resulted in strong sell-through at retail.

         Sales of men's and boys' products decreased 20% to $8.4 million in the second quarter of 1995 from $10.4 million in the same period of 1994. The company believes this decrease is primarily the result of the Major League Baseball strike and a difficult retail sales environment. The Company expects third quarter 1995 sales for this division to be below those of 1994.

         Gross sales of licensed products increased by 30% to $26.8 million in the second quarter of 1995 from $20.5 million in the second quarter of 1994. The increase in licensed sales was primarily attributable to the growth in sales of Pocahontas((C) Disney), 101 Dalmatians((C) Disney) and Warner Brothers' Batman Forever((TM) and (C) DC Comics) licensed products. Sun acquired a license to sell Pocahontas((C) Disney) products in the beginning of the second quarter of 1995 and those products accounted for $6.8 million of gross sales in the second quarter of 1995. Looney Tunes((C) Warner Bros.) and joint Looney Tunes((C) Warner Bros.) licensed product sales decreased to $13.6 million in the second quarter of 1995 from $15.5 million in 1994. The Company, on an ongoing basis, is actively seeking additional licenses and brands to add to its existing stable of licensed properties. Recent license acquisitions include Winnie the Pooh characters((C) Disney) and Peanuts characters((C) United Features Syndicate). There can be no assurances, however, that any license acquisitions will receive positive market acceptance by Sun's customers.

         Gross sales of proprietary products decreased by 47% to $4.4 million in the second quarter of 1995 from $8.2 million in the second quarter of 1994. The Company believes this decrease was primarily the result of increased competition from garments bearing licensed characters and trademarks.

         Gross sales to Sun's largest three customers increased 8.6% in the second quarter of 1995 versus the comparable period in 1994. Gross sales to Sun's other customers increased 7.4% in 1995 versus 1994. These increases are primarily the result of the factors discussed above.

         Sales deductions, consisting of sales returns, discounts and allowances, decreased to $607,000 in 1995 from $1.4 million in the second quarter of 1994. This decrease was primarily due to decreases in the amount of product returns in the second quarter of 1995.

GROSS MARGIN.   Gross margin as a percentage of net sales increased to 17.2% in the second quarter of 1995 from 16.8% in 1994 (see "Note 1 to Financial Statements" above). This increase was primarily the result of manufacturing efficiencies achieved in 1995 as a result of the company's ongoing re-engineering efforts (see "Re-engineering Efforts" below); higher levels of licensed product sales - licensed products generally command higher margins than proprietary products - in the 1995 quarter; and improved international sourcing of women's basic tee shirts sold in the 1995 quarter.

         These favorable margin trends in the second quarter of 1995 were partially offset by increases in sales of children's products - which typically carry lower margins than adult products - in the 1995 quarter versus the 1994 quarter; and by efforts to reduce men's inventory in the 1995 quarter, including customer incentives and substitution of existing, higher value inventory to fill customer orders for lower value product. The Company is continuing these efforts to reduce its inventory, and as a result of such reduction efforts, the Company believes its gross margin will be lowered in the third quarter of 1995 by 1.0% to 2.0% of net sales.

OPERATING EXPENSES.   Operating expenses increased to $3.7 million (or 12.0% of
net sales) in 1995 from $3.4 million (or 12.3% of net sales) in the second quarter of 1994 (see "Note 1 to Financial Statements" above). This dollar increase was primarily attributable to an increase in general and administrative expense.

         General and administrative expenses increased to $2.1 million (or 7.0% of net sales), in 1995 from $1.7 million, or (6.3% of net sales), in the second quarter of 1994. This increase was primarily the result of added costs associated with the Company's new management information system (see "Addition of Integrated Management Information System" below); $260,000 in consulting costs associated with the Company's ongoing re-engineering efforts to reduce its sourcing, printing and distribution costs (see "Re- engineering Efforts" below); and a one-time charge of $75,000 associated with settlement of a wrongful discharge lawsuit brought by a former employee (see "Legal Proceedings" below).

INTEREST EXPENSE.   Interest expense increased 176% to $361,000 in the second
quarter of 1995 from $131,000 in 1994 primarily as a result of higher borrowing levels and higher interest rates in the 1995 quarter.

NET INCOME.   Net income increased to $855,000 in the second quarter of 1995 from $776,000 in the same period of 1994, as a result of the factors described above.

RE-ENGINEERING EFFORTS.   The Company believes it can reduce its sourcing,
printing and distribution costs, by re-engineering its operating processes. To assist in these re-engineering efforts, in the first quarter of 1995 the Company hired re-engineering, sourcing and business development experts. The Company incurred $390,000 in consulting expense in the first half of 1995, and believes it will incur $250,000 in such expenses during the remainder of 1995 for these consultants. Mr. Robert Pene, a current director of the Company, is a principal in one of the consulting firms the Company has hired.

ADDITION OF INTEGRATED MANAGEMENT INFORMATION SYSTEM.   In order to decrease
manufacturing costs and decrease inventory levels, the Company acquired and began installing an integrated management information system in 1994 (at a cost of approximately $1,400,000). Presently, the new system is over 70% operative. The Company expects its operating costs will rise as a result of this new system until the end of 1995, at which time it expects to begin realizing cost savings from utilization of the new system.

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

FIRST SIX MONTHS OF 1995 AND FIRST SIX MONTHS OF 1994

NET SALES.   Net sales for the six months ended June 30, 1995 increased 3% to
$56.3 million from $54.6 million in the same period of 1994. The primary reason for this increase was the increase in gross sales of women's and girls' apparel by 31% to $38.2 million in 1995 from $29.2 million in 1994. The Company believes this increase is due to the strong design and merchandising abilities of this division, coupled with a strong license portfolio, which resulted in strong sell-through at retail.

         Sales of men's and boys' products decreased 29% to $19.3 million in the first six months of 1995 from $27.2 million in the same period of 1994. The company believes this decrease is primarily the result of the Major League Baseball strike and a difficult retail sales environment.

         Gross sales of licensed products increased by 22% to $47.3 million in the first half of 1995 from $38.8 million in the first half of 1994. The increase in licensed sales was primarily attributable to the growth in sales of Pocahontas((C) Disney), 101 Dalmatians((C) Disney) and Warner Brothers Batman Forever((TM) and (C) DC Comics) licensed products.

         Gross sales of proprietary products decreased by 42% to $10.4 million in the first six months of 1995 from $17.9 million in the first six months of 1994. The Company believes this decrease was primarily the result of increased competition from garments bearing licensed characters and trademarks.

         Gross sales to Sun's largest three customers increased 2.0% in the first six months of 1995 versus the comparable period in 1994. Gross sales to Sun's other customers increased 1.1% in 1995 versus 1994. These increases were primarily the result of the factors discussed above.

         Sales deductions, consisting of sales returns, discounts and allowances, decreased to $1.5 million in 1995 from $2.1 million in the half of 1994. This decrease was primarily due to decreases in the amount of product returns in the second quarter of 1995.

GROSS MARGIN.   Gross margin as a percentage of net sales decreased to 15.0 %
in the first half of 1995 from 17.3% in 1994 (see "Note 1 to Financial Statements" above). This decrease was primarily the result of low margins (12.4% of net sales) in the first quarter of 1995. Margins were low in the first quarter of 1995 (versus the same quarter in 1994) as a result of higher levels of close-out sales in the first quarter of 1995 versus the 1994 quarter; higher levels of sales deductions in the first quarter of 1995 versus the 1994 quarter; costs associated with applying license-specific labels to garments bearing The Walt Disney Company's licensed designs in the first quarter of 1995; and an increase in sales of children's products - which typically carry lower margins than adult products - in the first quarter of 1995 versus the 1994 quarter.

OPERATING EXPENSES.   Operating expenses increased to $7.3 million (or 12.9% of
net sales) in 1995 from $6.7 million (or 12.2% of net sales) in the first half of 1994 (see "Note 1 to Financial Statements" above). This increase was primarily attributable to an increase in general and administrative expense. General and administrative expenses increased to $4.1 million (or 7.3% of net sales), in 1995 from $3.3 million (or 6.1% of net sales) in 1994. This increase was primarily the result of added costs associated with the Company's new management information system (see "Addition of Integrated Management Information System" above), and $390,000 in consulting costs associated with the Company's ongoing re-engineering efforts to reduce its sourcing, printing and distribution costs (see "Re-engineering Efforts" above).

INTEREST EXPENSE.   Interest expense increased 205% to $705,000 in the first
half of 1995 from $231,000 in 1994 primarily as a result of higher borrowing levels and higher interest rates in the 1995 half.

NET INCOME.   Net income decreased to $354,000 in the first half of 1995 from
$1,745,000 in the same period of 1994, as a result of the factors described above.

QUARTERLY NET SALES - SEASONALITY
         The Company's net sales fluctuate from quarter to quarter. Quarterly net sales for 1995 and 1994 are set forth below.

                                                                    Net Sales
                                                         (Dollar amounts in thousands)
                                                       1995                            1994
                                          ----------------------------      ----------------------------
                                                           Percent of                        Percent of
                                            Amount        Annual Sales        Amount        Annual Sales
                                          ---------       ------------      ---------       ------------
         First Quarter                      $25,721            *             $ 27,224          24.0%
         Second Quarter                      30,581            *               27,375          24.2
         Third Quarter                                                         26,634          23.6
         Fourth Quarter                                                        31,980          28.2
                                            -------                          --------         -----
         Total                              $56,302                          $113,213         100.0%
                                            =======                          ========         =====

         * Unknown

         The Company's highest sales and heaviest production demands historically occur in the first, second and fourth quarters of each year. During the first, second and fourth quarters, spring and summer products - which include T-shirts, tank tops, shorts and similar garments - and back-to-school products are primarily produced and sold. During the third and part of the fourth quarter, winter season products - which include sweatshirts and long sleeve T-shirts - and holiday products are primarily produced and sold.

LIQUIDITY AND CAPITAL RESOURCES

         The Company finances working capital needs primarily from "internally generated funds" (which the Company defines as net income plus depreciation) and short term borrowing under a line of credit. The credit line provides for a borrowing limit of $27.0 million, including commercial letters of credit and a maximum of $2.7 million for standby letters of credit, and expires March 1996. The borrowing rate for the revolving portion of the line is the prime rate or lower. Under the agreement, the amount borrowed at any time, together with letters of credit issued by the Bank on behalf of the Company, may not exceed 80% of eligible accounts receivable and 35% of inventory (up to $8.4 million, except that nothing may be borrowed against inventory for any 90 consecutive days each calendar year). The agreement contains covenants common to such agreements, including a restriction on dividend payments without the lender's consent, and provides for obligations under the agreement to be secured by all of the Company's assets, including accounts receivable and inventory. At June 30, 1995, approximately $6.3 million was available for borrowing under the renewed credit agreement. The Company is in compliance with its debt covenants.

         Inventory levels decreased by $4.6 million or 15.3% from December 31, 1994 to June 30, 1995. This decrease was primarily the result of a concerted effort by the Company to reduce its inventory through restrictions on purchasing additional blank garments and the provision of customer incentives.

         Accounts receivable remained essentially unchanged at $24.5 million at June 30, 1995 versus $24.4 million at December 31, 1994.

         Effective January 1993, the Company entered into an agreement with Heller Financial intended to transfer the collection risk to Heller for Sun's accounts receivable for essentially all of its customers other than the three largest customers (which three customers accounted for 88% of Sun's total sales in the second quarter of 1995). Under the agreement, Heller assumes the collection risk in exchange for a fee equal to .55% of the gross face amount of covered receivables. Heller is party to an intercreditor agreement with Sun's Banks, and both Heller and Sun's Banks hold security interests in the Company's receivables.

         Notes payable (borrowings under the Company's bank line of credit) increased $1.7 million or 10.4% and accounts payable decreased $7.3 million or 56% from December 31, 1994 to June 30, 1995. The net decrease in notes payable and accounts payable was primarily the result of lower levels of garment purchases in the second quarter of 1995 than in the fourth quarter of 1995.

         During the first six months of 1995, the Company purchased approximately $812,000 of machinery and equipment for production, warehouse, distribution and office use. The Company anticipates that total expenditures for machinery and equipment will be less than $500,000 during the remainder of 1995.

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


PART II.  OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         As previously disclosed in the Company's Form 10-K for the period ending December 31, 1994, the Company was defendant in a wrongful discharge lawsuit brought by a former employee. In June 1995 the Company settled this lawsuit with a one-time payment of $75,000 (which payment was expensed in the second quarter of 1995).

         As previously disclosed in the Company's Form 10-K for the period ending December 31, 1994, a lawsuit is pending in the Supreme Court of the State of New York, County of Oneida, the basis of which is a Complaint filed on February 14, 1994 against Sun Sportswear, Inc.; E.R.O. Industries, Inc.; Toys 'R Us, Inc.; Grace International Apparel, Inc.; and Bradlees Department Store; by plaintiff Dustin Allen Pack. In July of 1995, Bradlees Department Stores filed for Chapter 11 protection. The effect of Bradlees Chapter 11 filing, if any, on this lawsuit has not been determined.

         The only other legal proceedings to which the Company is a party involve routine matters that are incidental to its business and the Company does not believe that the resolution of these matters will have a material effect on the results of operations or financial condition of the Company.

ITEM 2 - CHANGES IN SECURITIES

         None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5 - OTHER INFORMATION

         On August 7, 1995 L. Kaye Counts resigned from the Company's Board of Directors.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


Exhibit No.      Description                                                                          Page
-----------      -----------                                                                          ----
10.2.1           Sun Sportswear, Inc. 1989 Director Stock Option Plan, as
                   Amended by the Board of Directors April 19, 1994, and
                   Approved at the Annual Meeting of Shareholders on May 20, 1994                     17-25

10.23            Employment Agreement between Registrant and
                   Sandra L Teufel, Senior Vice President - Women's and Girls' Division               26-30

10.24            Consulting Services Agreement between Registrant
                 and Wiley, Pene and Company                                                          31-36

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   SUN SPORTSWEAR, INC.


DATE:  August 10, 1995                        BY:  /s/ Larry C. Mounger
     ----------------------------                  ----------------------------
                                                   Larry C. Mounger
                                                   Chairman of the Board,
                                                   Chief Executive Officer
                                                   and President


DATE:  August 10, 1995                        BY:  /s/ Kevin C. James
     ----------------------------                  ----------------------------
                                                   Kevin C. James
                                                   Senior Vice President
                                                   and Chief Financial Officer