Form 10-Q
period 1995-09-30
SUN SPORTSWEAR INC
filed 1995-11-14
CIK 856711

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly period ended SEPTEMBER 30, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934


For the transition period from ____________________ to ____________________

Commission File Number                     0-18054

                              SUN SPORTSWEAR, INC.
             (Exact name of registrant as specified in its charter)

         Washington                                            91-1132690
(State or other jurisdiction                                 (IRS Employer
    of incorporation of                                    Identification No.)
        organization)

                6520 South 190th Street, Kent, Washington 98032
              (Address of principal executive offices) (Zip Code)

                                 (206) 251-3565
                         (Registrant's telephone number
                              including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES  X  NO
                                   ---    ---

As of November 6, 1995 the Registrant had 5,748,500 shares of common stock outstanding.

                              SUN SPORTSWEAR, INC.

                                      INDEX

                                                                           Page
                                                                           ----
Part I.       Financial Information

Item 1.          Financial Statements:

                 Balance Sheets at September 30, 1995                     3 - 4
                 (Unaudited) and December 31, 1994

                 Statements of Income for the three                       5
                 months ended September 30, 1995 and
                 1994 (Unaudited) and for the nine
                 months ended September 30,1995 and
                 1994 (Unaudited)

                 Statements of Cash Flows                                 6
                 for the nine months ended September 30,
                 1995 and 1994 (Unaudited)

                 Notes to Financial Statements                            7 - 8

Item 2.          Management's Discussion and Analysis                     9 - 14
                 of Financial Condition and Results
                 of Operations

Part II.      Other Information

Item 1.          Legal Proceedings                                        15

Item 2.          Changes in Securities                                    15

Item 3.          Defaults upon Senior Securities                          15

Item 4.          Submission of Matters to a Vote of                       15
                 Security Holders

Item 5.          Other Information                                        15

Item 6.          Exhibits and Reports on Form 8-K                         15

Signature Page                                                            16

                              SUN SPORTSWEAR, INC.

                                 BALANCE SHEETS

                                               SEPTEMBER 30,    DECEMBER 31,
                                                   1995             1994
                                               -------------    ------------
                                                (UNAUDITED)
         ASSETS

CURRENT ASSETS:
    Cash                                        $   288,869     $ 1,217,171
    Accounts receivable, net of
      allowance for doubtful
      accounts of $46,524 and
      $46,524, respectively                      13,177,639      24,424,834
    Inventories (Note 2)                         29,803,273      30,155,618
    Prepaid expenses and
      other current assets                          720,383         596,919
    Deferred income taxes                           760,710         760,710
    Federal income tax receivable                 1,483,441             -0-
                                                -----------     -----------
    Total current assets                         46,234,315      57,155,252

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net:
    (Note 3)                                      5,023,994       5,216,920

OTHER ASSETS:                                        19,107          11,943
                                                -----------     -----------

    Total assets                                $51,277,416     $62,384,115
                                                ===========     ===========

                                   (continued)
                 See accompanying notes to financial statements

                              SUN SPORTSWEAR, INC.

                                 BALANCE SHEETS
                                   (CONTINUED)

                                                      SEPTEMBER 30,  DECEMBER 31,
                                                          1995          1994
                                                      -------------  ------------
                                                       (UNAUDITED)

    LIABILITIES AND SHAREHOLDERS'
    EQUITY

CURRENT LIABILITIES:

    Notes payable                                      $12,596,000   $15,987,000
    Accounts payable                                     8,272,331    13,038,144
    Accrued royalties payable                            1,653,669     1,720,536
    Accrued wages and taxes payable                        901,667       781,651
    Accrued interest payable                                56,268        53,813
    Current portion of long term debt                      376,826       376,636
    Federal income tax payable                                 -0-       166,059
                                                       -----------   -----------

    Total current liabilities                           23,856,761    32,123,839
                                                       -----------   -----------

NONCURRENT LIABILITIES:
    Long term debt, net of current portion                 130,064       338,005
    Deferred income taxes                                  172,046       172,046
                                                       -----------   -----------

    Total noncurrent liabilities                           302,110       510,051
                                                       -----------   -----------

SHAREHOLDERS' EQUITY:

    Common stock, no par value
      20,000,000 shares authorized;
      5,748,500 shares at 9/30/95
      and 5,747,125 shares at 12/31/94
      issued and outstanding                            21,618,339    21,613,691
    Retained earnings                                    5,500,206     8,136,534
                                                       -----------   -----------

    Total shareholders equity                           27,118,545    29,750,225
                                                       -----------   -----------

COMMITMENTS AND
  CONTINGENCIES:

    Total liabilities and shareholders' equity         $51,277,416   $62,384,115
                                                       ===========   ===========

                 See accompanying notes to financial statements

                              SUN SPORTSWEAR, INC.

                              STATEMENTS OF INCOME
                                   (UNAUDITED)

                              For the three months ended      For the nine months ended
                                     September 30,                  September 30,
                             ----------------------------    ----------------------------
                                  1995            1994            1995            1994
                             ------------    ------------    ------------    ------------
Proprietary sales            $  2,843,584    $  6,684,740    $ 13,273,455    $ 24,550,352
Licensed sales                 14,056,260      20,978,288      61,403,890      59,819,948
Sales deductions                 (675,266)     (1,029,241)     (2,150,700)     (3,137,672)
                             ------------    ------------    ------------    ------------

Net sales (Note 4)             16,224,578      26,633,787      72,526,645      81,232,628
     Cost of goods sold        17,097,761      23,230,396      64,930,346      68,402,764
                             ------------    ------------    ------------    ------------
     Gross margin                (873,183)      3,403,391       7,596,299      12,829,864
                             ------------    ------------    ------------    ------------
Operating expenses:
     Selling                      914,315         914,775       2,801,000       2,918,944
     Design and pattern           571,100         643,411       1,830,082       1,948,848
     General and
       administrative           1,928,714       1,552,175       6,042,717       4,884,148
     Provision for
       doubtful accounts
       and factoring fees          90,614          19,163         120,467          55,120
                             ------------    ------------    ------------    ------------
                                3,504,743       3,129,524      10,794,266       9,807,060
                             ------------    ------------    ------------    ------------

     Operating income          (4,377,926)        273,867      (3,197,967)      3,022,804
                             ------------    ------------    ------------    ------------

Other (income) expense:
     Interest expense             264,453         182,555         969,506         413,580
     Other, net                  (111,659)        (14,970)       (172,645)       (117,502)
                             ------------    ------------    ------------    ------------
                                  152,794         167,585         796,861         296,078
                             ------------    ------------    ------------    ------------

Income before provision
  for income taxes             (4,530,720)        106,282      (3,994,828)      2,726,726
Provision for income taxes     (1,540,500)         51,808      (1,358,500)        927,387
                             ------------    ------------    ------------    ------------
Net income                   $ (2,990,220)   $     54,474    $ (2,636,328)   $  1,799,339
                             ------------    ------------    ------------    ------------

Earnings per share           $      (0.52)   $       0.01          $(0.46)   $       0.31
                             ------------    ------------    ------------    ------------

Weighted average shares
  outstanding                   5,748,500       5,739,315       5,748,165       5,714,045

                 See accompanying notes to financial statements

                              SUN SPORTSWEAR, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    For the nine months ended September 30,
                                                                    ---------------------------------------
                                                                             1995            1994
                                                                         ------------    ------------
Cash flows from operating activities:
         Net income                                                      $ (2,636,328)   $  1,799,339
         Adjustments to reconcile net income
           to net cash provided by (used in)
           operating activities:
                 Depreciation and amortization                              1,131,097         920,425
                 (Gain) on disposal of equipment                              (11,252)        (17,082)
                 Decrease (increase) in accounts receivable                11,247,195        (288,661)
                 Decrease (increase) in inventories                           352,345      (4,829,169)
                 (Increase) in deferred income taxes and
                   accrued federal income tax receivable                   (1,649,500)       (330,325)
                 (Decrease) increase in accounts payable                   (3,491,769)      1,476,464
                 Increase in accrued liabilities                               55,604         653,772
                 (Increase) in other assets                                  (130,628)       (139,315)
                                                                         ------------    ------------
         Net cash provided by (used in) operating activities                4,866,764        (754,552)
                                                                         ------------    ------------


Cash flows from investing activities:
         Capital expenditures                                                (966,203)     (1,811,611)
         Proceeds from sale of equipment                                       39,283          70,956
                                                                         ------------    ------------
         Net cash used in investing activities                               (926,920)     (1,740,655)
                                                                         ------------    ------------


Cash flows from financing activities:
         Net (repayment) borrowings under short-term debt                  (3,391,000)      6,368,000
         Proceeds from issuance of long term debt                                 -0-             -0-
         Principal payments under long-term
           debt and capital lease obligations                                (207,751)     (2,393,682)
         Proceeds from issuance of common
           stock for employee stock options                                     4,648         370,602
         (Decrease) in outstanding checks
           in excess of funds on deposit                                   (1,274,043)     (1,008,944)
                                                                         ------------    ------------
         Net cash (used in) provided by financing activities               (4,868,146)      3,335,976
                                                                         ------------    ------------

Net (decrease) increase in cash                                              (928,302)        840,769

Cash at beginning of period                                                 1,217,171         649,088
                                                                         ------------    ------------

Cash at end of period                                                    $    288,869    $  1,489,857
                                                                         ------------    ------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Cash paid during the period for:
                 Interest                                                $    967,052    $    390,920
                 Income taxes                                            $    291,000    $  1,101,000

                 See accompanying notes to financial statements

                              SUN SPORTSWEAR, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

INTERIM FINANCIAL STATEMENTS

The accompanying financial statements at September 30, 1995 and for the three and nine months ended September 30, 1995 and 1994 are unaudited. These unaudited interim financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying condensed financial statements include all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results for the interim periods. The results of operations and cash flows for the nine months ended September 30, 1995 and 1994 are not necessarily indicative of the results of operations and cash flows that may be expected for the entire year, which are subject to year-end adjustments in conjunction with the annual audit by the Company's independent public accountant. The accompanying condensed financial statements and related notes should be read in conjunction with the financial statements and footnotes thereto included in Sun Sportswear, Inc.'s (the "Company") 1994 Form 10-K and Annual Report to Shareholders. See also "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Quarterly Net Sales
- Seasonality" on page 13 of this report.

RECLASSIFICATIONS

Certain reclassifications have been made to prior year amounts (including reclassification of distribution costs from "operating expenses" to "cost of goods sold") to conform to the presentation of the September 30, 1995 financial statements.

NOTE 2 - INVENTORIES:

Inventories are comprised as follows:

                                                September 30,      December 31,
                                                    1995               1994
                                                -------------      ------------
Garments in process                             $  3,127,153       $  2,205,577
Unprinted finished garments                       23,837,949         24,218,586
Printed finished garments                          6,584,100          5,965,455
Supplies                                             384,537            521,000
Lower of Cost or Market Allowance                 (4,130,466)        (2,755,000)
                                                ------------       ------------
                                                $ 29,803,273       $ 30,155,618
                                                ============       ============

 NOTE 3 - EQUIPMENT AND LEASEHOLD IMPROVEMENTS:

Equipment and leasehold improvements are summarized by major classifications as follows:

                                    Estimated       September 30,   December 31,
                                   useful lives          1995           1994
                                   ------------     -------------   ------------
Production equipment                    5-7         $  3,620,417    $  3,500,342
Leasehold improvements                  5-10           1,219,423       1,157,422
Computer hardware and software          3-5            2,952,530       1,507,205
Furniture and fixtures                   5             1,133,044       1,111,640
Distribution equipment                  5-10           1,411,023       1,395,543
Warehouse equipment                     5-7              395,797         338,507
Vehicles                                 5                12,417          27,317
                                                    ------------    ------------
                                                      10,744,651       9,037,976

Construction in progress                                     -0-         922,373
LESS - Accumulated depreciation                       (5,720,657)     (4,743,429)
                                                    ------------    ------------
                                                    $  5,023,994    $  5,216,920
                                                    ============    ============

NOTE 4 - MAJOR CUSTOMERS:

The Company operates almost exclusively in one industry, which is the wholesale distribution of imprinted, dyed and decorated casual apparel. The Company has three major customers, all of whom are mass merchants. The percentage of gross sales for each customer and the total percentage of gross sales for the three customers are as follows:

                                                                   Total percentage
                                           Percentage of gross    of gross sales for
                                         sales for each customer  the three customers
                                         -----------------------  -------------------
For the nine months ended September 30,
                                1995        19%, 25% and 44%              88%
                                1994        18%, 34% and 36%              88%

For the year ended December 31, 1994        19%, 29%, and 40%             88%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage relationship of certain income statement items to net sales and the dollar increase or decrease as a percentage of such items from period to period:

                                                                          Dollar increase/(decrease)
                                                                              as a percentage
                                                                                1994 to 1995
                                                                          --------------------------
                                 Three months           Nine months          three         nine
                              ended September 30,    ended September 30,     months       months
                              -------------------    -------------------     ended        ended
                                1995      1994         1995      1994       Sept. 30,    Sept. 30,
                                ----      ----         ----      ----       ---------    ---------
Gross sales
         Proprietary sales      17.5%     25.1%        18.3%     30.2%        (57.5)%     (45.9)%
         Licensed sales         86.6      78.8         84.7      73.6         (33.0)        2.6
Sales deductions                (4.1)     (3.9)        (3.0)     (3.8)        (34.4)      (31.5)
                               -----     -----        -----     -----
Net sales                      100.0     100.0        100.0     100.0         (39.1)      (10.7)

Cost of goods sold             105.4      87.2         89.5      84.2         (26.4)       (5.1)
Gross margin                    (5.4)     12.8         10.5      15.8        (125.7)      (40.8)
Operating expenses              21.6      11.8         14.9      12.1          12.0        10.1
Interest expense                 1.6       0.7          1.3       0.5          44.9       134.4
Other (income) expense          (0.7)     (0.1)        (0.2)     (0.1)        645.9        46.9
Provision for income taxes      (9.5)      0.2         (1.9)      1.1       (3073.5)     (246.5)
                               -----     -----        -----     -----
Net income                     (18.4)%     0.2%        (3.6)%     2.2%      (5589.3)     (246.5)
                               =====     =====        =====     =====

THIRD QUARTER OF 1995, THIRD QUARTER OF 1994, AND FUTURE OUTLOOK

NET SALES. Net sales for the quarter ended September 30, 1995 decreased 39% to $16.2 million from $26.6 million in the same period of 1994. The primary reasons for this decrease were a soft retail environment and decreases in the sales of licensed products.

         Gross sales of licensed products decreased by 33% to $14.1 million in the third quarter of 1995 from $21.0 million in the third quarter of 1994. The decrease in licensed sales was primarily attributable to the soft retail environment, the non-renewal of the Company's joint Looney Tunes((C) Warner Bros.) and National Football League(R) license (see "Non-Renewal of Joint Looney Tunes(C)/National Football League(R) License" below) and a decrease in sales of garments bearing Looney Tunes designs. Looney Tunes((C) Warner Bros.) and joint Looney Tunes((C) Warner Bros.) licensed product sales decreased to $6.2 million in the third quarter of 1995 from $14.8 million in 1994. The Company, on an ongoing basis, is actively seeking additional licenses and brands to add to its existing stable of licensed properties. Recent license acquisitions include Winnie the Pooh characters((C) Disney) and The Hunchback of Notre Dame ((C) Disney's animated movie scheduled for summer 1996 release). There can be no assurances, however, that any license acquisitions will receive positive market acceptance by Sun's customers.

         Gross sales of proprietary products decreased by 57% to $2.8 million in the third quarter of 1995 from $6.7 million in the third quarter of 1994. The Company believes this decrease was primarily the result of the soft retail environment and competition from garments bearing licensed characters and trademarks.

         Gross sales of women's and girls' products decreased 41% to $9.7 from $16.5 million in the comparable quarter of 1994. Gross sales of men's and boys' products decreased 35% to $7.0 million in the third quarter of 1995 from $10.8 million in the same period of 1994. These decreases were primarily the result of the factors discussed above.

         Gross sales to Sun's largest three customers decreased 42% in the third quarter of 1995 versus the comparable period in 1994. Gross sales to Sun's other customers decreased 17% in 1995 versus 1994. These decreases were primarily the result of the factors discussed above.

         Sales deductions, consisting of sales returns, discounts and allowances, decreased to $675,000 in 1995 from $1.0 million in the third quarter of 1994. This decrease was primarily due to decreases in the amount of product returns in the third quarter of 1995.

         The Company expects that fourth quarter 1995 sales will be greater than third quarter 1995 sales, but less than fourth quarter 1994 sales.

GROSS MARGIN. Gross margin as a percentage of net sales decreased to -5.4% in the third quarter of 1995 from 12.8% in 1994 (see "Note 1 to Financial Statements" above). This decrease was primarily the result of four factors. First, the reduced overall sales levels in 1995 had a disproportionate effect on gross margin due to the diminished capacity to cover the Company's fixed costs. Second, in the 1995 quarter, the Company accrued over $2.0 million in inventory markdowns arising from expected losses on the sale of surplus inventory. The Company believes these markdowns were necessary because of the sluggish retail market and competitive selling pressures in the screen print environment. Third, 1995 margins were negatively impacted by efforts to reduce men's inventory, including customer incentives and substitution of existing, higher value inventory to fill customer orders for lower value product. The Company is continuing these efforts to reduce its inventory, and as a result of such reduction efforts, the Company believes its gross margin will be negatively impacted in the last quarter of 1995 and the first quarter of 1996 by 1.0% to 2.0% of net sales (see "Liquidity and Capital Resources" below). Fourth, in the 1995 quarter, the Company recorded over $350,000 in charges arising from minimum royalty commitments the Company made pursuant to its license contracts that are not anticipated to be recovered through licensed product sales. The Company believes these reserves for unmet minimum royalty obligations are necessary - in large part - because of the overall soft retail market.

OPERATING EXPENSES. Operating expenses increased to $3.5 million (or 21.6% of net sales) in 1995 from $3.1 million (or 11.9% of net sales) in the third quarter of 1994 (see "Note 1 to Financial Statements" above). This dollar increase was primarily attributable to increases in general and administrative expense.

         General and administrative expenses increased to $1.9 million (or 11.9% of net sales), in 1995 from $1.6 million (or 5.8% of net sales), in the third quarter of 1994. This increase was primarily the result of added costs associated with the Company's new management information system (see "Addition of Integrated Management Information System" below), and $240,000 in consulting costs associated with the Company's re-engineering efforts to reduce its sourcing, printing and distribution costs (see "Re- engineering Efforts" below).

INTEREST EXPENSE. Interest expense increased 45% to $264,000 in the third quarter of 1995 from $183,000 in 1994 primarily as a result of higher borrowing levels and higher interest rates in the 1995 quarter.

NET (LOSS) INCOME. The Company experienced a net loss of $3.0 million in the third quarter of 1995 compared to net income of $54,000 in the same period of 1994, as a result of the factors described above.

RE-ENGINEERING EFFORTS. The Company believes it can reduce its sourcing, printing and distribution costs, by re-engineering its operating processes. To assist in these re-engineering efforts, in the first quarter of 1995 the Company hired re-engineering, sourcing and business development experts. The Company incurred $640,000 in consulting expense in the first nine months of 1995, and believes it will incur $90,000 in such expenses during the remainder of 1995 for these consultants. As has been previously disclosed in the Company's public documents, in October 1995, the Company appointed one of its re-engineering consultants, William S. Wiley, as Chief Executive Officer, President and Director.

ADDITION OF INTEGRATED MANAGEMENT INFORMATION SYSTEM. In order to decrease manufacturing costs and decrease inventory levels, the Company acquired and began installing an integrated management information system in 1994 (at a cost of approximately $1.5 million). Presently, the new system is over 80% operative. The Company expects its operating costs will rise as a result of this new system until the end of 1995, at which time it expects to begin realizing cost savings from utilization of the new system.

NON-RENEWAL OF JOINT LOONEY TUNES(C)/NATIONAL FOOTBALL LEAGUE(R) LICENSE. The National Football League(R) did not renew Sun's joint license for Looney Tunes ((C) Warner Bros.) characters combined with National Football League(R) team trademarks (the sell-off period under this license expired June 30, 1995). The National Football League indicated to the Company that the NFL did not renew in order to strategically consolidate the number of licensees holding rights to its properties. The Company believes its other Looney Tunes(C) and joint Looney Tunes(C) licenses will not be affected by this action. Sales of Looney Tunes(C)/National Football League(R) products were $4.5 million in 1994.

FIRST NINE MONTHS OF 1995 AND FIRST NINE MONTHS OF 1994

NET SALES. Net sales for the nine months ended September 30, 1995 decreased 11% to $72.5 million from $81.2 million in the same period of 1994. The primary reason for this decrease was the sales decline suffered by the Company in the third quarter of 1995 caused by the soft retail environment, and decreases in the sales of men's and boys' products.

         Gross sales of men's and boys' products decreased 31% to $26.3 million in the first nine months of 1995 from $38.0 million in the same period of 1994. The Company believes this decrease is primarily the result of the Major League Baseball strike, the non-renewal of the Company's joint Looney Tunes(C)/National Football League(R) license and a difficult retail sales environment.

         Women's and girls' gross sales increased by 5% to $47.9 million in the first nine months of 1995 from $45.7 million in the 1994 period. The Company believes this increase is due to the strength of the women's and girls' license portfolio.

         Gross sales of licensed products increased by 3% to $61.4 million in the first nine months of 1995 from $59.8 million in the same period of 1994. The increase in licensed product sales was primarily the result of increased sales of Pocahontas((C) Disney), 101 Dalmations((C) Disney), Winnie the Pooh((C) Disney) and Warner Bros. Batman Forever((TM) and (C) DC Comics) licensed products. These licensed sales increases were partially offset by a decrease in sales of garments bearing Looney Tunes((C) Warner Bros.) designs.

         Gross sales of proprietary products decreased by 46% to $13.3 million in the first nine months of 1995 from $24.6 million in the first nine months of 1994. The Company believes this decrease was primarily the result of the soft retail environment and increased competition from garments bearing licensed characters and trademarks.

         Gross sales to Sun's largest three customers decreased 12% in the first nine months of 1995 versus the comparable period in 1994. Gross sales to Sun's other customers decreased 4% in 1995 versus 1994. These decreases were primarily the result of the factors discussed above.

         Sales deductions, consisting of sales returns, discounts and allowances, decreased to $2.1 million in 1995 from $3.1 million in the first nine months of 1994. This decrease was primarily due to decreases in the amount of product returns.

GROSS MARGIN. Gross margin as a percentage of net sales decreased to 10.5 % in the first nine months of 1995 from 15.8% in 1994 (see "Note 1 to Financial Statements" above). This decrease was primarily the result of four factors. First, the reduced overall sales levels in 1995 had a disproportionate effect on gross margin due to the diminished capacity to cover the Company's fixed costs. Second, in the third quarter of 1995, the Company accrued over $2.0 million in inventory markdowns arising from expected losses on the sale of surplus inventory. The Company believes these markdowns were necessary because of the sluggish retail market and competitive selling pressures in the screen print environment. Third, 1995 margins were negatively impacted by efforts to reduce men's inventory, including customer incentives and substitution of existing, higher value inventory to fill customer orders for lower value product. Fourth, in the third quarter of 1995, the Company recorded over $350,000 in charges arising from minimum royalty commitments the Company made (with regard to certain of its license contracts) which are not anticipated to be recovered through licensed product sales. The Company believes these reserves for unmet minimum royalty obligations are necessary - in part because of the overall sluggish retail market and competitive selling pressures in the screen print environment.

OPERATING EXPENSES. Operating expenses increased to $10.8 million (or 14.9% of net sales) in 1995 from $9.8 million (or 12.1% of net sales) in the first nine months of 1994 (see "Note 1 to Financial Statements" above). This increase was primarily attributable to an increase in general and administrative expenses.

         General and administrative expenses increased to $6.0 million (or 8.3% of net sales) in 1995 from $4.9 million (or 6.0% of net sales) in 1994. This increase was primarily the result of added costs associated with the Company's new management information system (see "Addition of Integrated Management Information System" above), and $630,000 in consulting costs associated with the Company's ongoing re-engineering efforts to reduce its sourcing, printing and distribution costs (see "Re-engineering Efforts" above).

INTEREST EXPENSE. Interest expense increased 134% to $970,000 in the first nine months of 1995 from $414,000 in 1994 primarily as a result of higher borrowing levels and higher interest rates in the 1995 period.

NET (LOSS) INCOME. The Company experienced a net loss of $2.6 million for the first nine months of 1995 compared to net income of $1.8 million in the same period of 1994, as a result of the factors described above.

QUARTERLY NET SALES - SEASONALITY

         The Company's net sales fluctuate from quarter to quarter. Quarterly net sales for 1995 and 1994 are set forth below.

                                                         Net Sales
                                               (Dollar amounts in thousands)
                                           1995                            1994
                                --------------------------       --------------------------
                                               Percent of                       Percent of
                                 Amount       Annual Sales        Amount       Annual Sales
                                --------      ------------       --------      ------------
      First Quarter             $ 25,721            *            $ 27,224          24.0%
      Second Quarter              30,581            *              27,375          24.2
      Third Quarter               16,225            *              26,634          23.6
      Fourth Quarter                                               31,980          28.2
                                --------                         --------         -----

      Total                     $ 72,527                         $113,213         100.0%
                                ========                         ========         =====

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company finances working capital needs primarily from "internally generated funds" (which the Company defines as net income plus depreciation) and short term borrowing under a line of credit. The credit line provides for a borrowing limit of $27.0 million, including commercial letters of credit and a maximum of $2.7 million for standby letters of credit, and expires March 1996. The borrowing rate for the revolving portion of the line is the prime rate or lower. Under the agreement, the amount borrowed at any time, together with letters of credit issued by the Bank on behalf of the Company, may not exceed 80% of eligible accounts receivable (70% in the case of Kmart accounts receivable) and 35% of inventory - up to $8.4 million. The agreement was amended in the fourth quarter of 1995 to, among other things, delete the prohibition against borrowing against inventory for any 90 consecutive days each calendar year (see "Exhibit 10.6.4", below). The agreement contains covenants common to such agreements, including a restriction on dividend payments without the lender's consent, and provides for obligations under the agreement to be secured by all of the Company's assets, including accounts receivable and inventory. At September 30, 1995, approximately $5.6 million was available for borrowing. The Company is in compliance with its debt covenants, or a waiver has been obtained.

         Inventory levels decreased by $352,000 or 1% from December 31, 1994 to September 30, 1995. The Company believes there was over $3.0 million (net of inventory markdown reserves of $4.1 million) of impaired surplus inventory on hand at September 30, 1995, which is expected to be sold at little or no margin in 1995 and the first half of 1996 (see "Third Quarter of 1995 - Gross Margin", above).

         Accounts receivable decreased by 46% to $13.2 million at September 30, 1995 versus $24.4 million at December 31, 1994 as a result of lower sales in the third quarter of 1995 than in the fourth quarter of 1994.

         Effective January 1993, the Company entered into an agreement with Heller Financial intended to transfer the collection risk to Heller for Sun's accounts receivable for essentially all of its customers other than Kmart, Target and Wal-Mart (which three customers accounted for 19%, 25% and 44%, respectively, of Sun's total sales in the first nine months of 1995). Under the agreement, Heller assumes the collection risk in exchange for a fee equal to
 .55% of the gross face amount of covered receivables. Heller is party to an intercreditor agreement with Sun's Banks, and both Heller and Sun's Banks hold security interests in the Company's receivables.

         Notes payable (borrowings under the Company's bank line of credit) decreased $3.4 million or 21% and accounts payable decreased $4.8 million or 37% from December 31, 1994 to September 30, 1995. The net decrease in notes payable and accounts payable was primarily the result of lower accounts receivable in the third quarter of 1995 than in the fourth quarter of 1994, and lower levels of garment purchases in the third quarter of 1995 than in the fourth quarter of 1994.

         During the first nine months of 1995, the Company purchased approximately $966,000 of machinery and equipment for production, warehouse, distribution and office use. The Company anticipates that total expenditures for machinery and equipment will be less than $200,000 during the remainder of 1995.

         Sun's primary ongoing cash needs are for working capital, long-term debt repayments and capital expenditures. The Company believes that its cash needs through the remainder of 1995 will be met by internally generated funds and borrowings under its credit facility.

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

PART II.         OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         No material change.

ITEM 2 - CHANGES IN SECURITIES

         None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5 - OTHER INFORMATION

         None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

                                                                                    Page
                                                                                    ----
a)   Exhibit 10.6.4    Amendment to the Credit Agreement between Registrant and
                 U.S. Bank of Washington, N.A. and West One Bank, N.A.              17-18

b)   Form 8-K was filed on October 6, 1995

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             SUN SPORTSWEAR, INC.

DATE: November 10, 1995                   BY: /s/ William S. Wiley
      ------------------------                ---------------------------
                                              William S. Wiley
                                              Chief Executive Officer
                                              and President


DATE:  November 10, 1995                  BY: /s/ Kevin C. James
      ------------------------                ---------------------------
                                              Kevin C. James
                                              Senior Vice President
                                              and Chief Financial Officer