Form 10-K405
period 1995-12-31
SUN SPORTSWEAR INC
filed 1996-03-29
CIK 856711

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For the fiscal year ended DECEMBER 31, 1995
                                       OR
         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from __________________ to ________________________

                         Commission file number 0-18054

                              SUN SPORTSWEAR, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)

     Washington                                            91-1132690
------------------------------------          ----------------------------------
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                            Identification No.)

6520 South 190th Street, Kent, Washington                                  98032
-----------------------------------------                                  -----
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code:               (206) 251-3565
                                                                  --------------

        Securities registered pursuant to Section 12(b) of the Act:   NONE


Securities registered pursuant to Section 12(g) of the Act:  COMMON STOCK NO PAR


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES  [ X ]     NO  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.   [  X  ]

As of March 15, 1996, there were issued and outstanding 5,748,500 shares of Common Stock, no par value.

The aggregate market value of Common Stock held by non-affiliates as of March 15, 1996 was $4,793,212 based on the average of the high and low prices of such stock as reported by the NASDAQ National Market System.

                      DOCUMENTS INCORPORATED BY REFERENCE

     DOCUMENT                                          ITEMS IN FORM 10-K
     --------                                          ------------------
     The Company's Proxy Statement to
     Shareholders for its 1996 Annual Meeting          Part III, Items 10-13

                                     PART I

ITEM 1 - BUSINESS

         Sun Sportswear, Inc. ("Sun" or the "Company") designs, sources, prints, markets and sells an extensive array of imprinted, dyed and decorated casual sportswear for men, women and children, including a variety of T-shirts, sweatshirts and bottoms. The Company sells women's & girls' and men's & boys' apparel bearing both proprietary and licensed designs to approximately 30 national and regional retail chains, including Wal-Mart, Target, Kmart, Montgomery Ward, Sears, and JC Penney. The Company maintains an internal graphics design department of approximately 48 artists and support personnel and operates modern screen printing facilities in Kent, Washington (part of the Seattle metropolitan area).

         Sun, for its core product line, purchases blank T-shirts, sweatshirts, sweatpants, tank tops, nightshirts and other similar garments from domestic and foreign suppliers and screen prints designs onto those garments. Sun licenses from third parties the rights to use or distribute certain characters and trademarks, which have recently included Looney Tunes(C), joint Looney Tunes(C)/Major League Baseball(R), Pocahontas((C) Disney), Lion King((C) Disney), 101 Dalmatians((C) Disney), Garfield(R), Batman Forever((TM) and (C) DC Comics), and Winnie the Pooh((C) Disney). Sun also creates proprietary art designs based on concepts developed by its merchandising staff and updates established designs and characters. Art design categories range from recreational and outdoor to seasonal, regional and "attitude" themes. The Company is a Washington corporation formed in 1981. Its principal executive offices are located at 6520 South 190th Street, Kent, Washington 98032. Its telephone number at that address is (206) 251-3565.


PRODUCTS

         General. The Company designs, sources, prints, markets and sells an extensive array of imprinted, dyed and decorated casual sportswear for adults and children, including its core product line of screen printed T-shirts, tank tops, sweatshirts and bottoms. Imprinted garments display either licensed or proprietary designs and characters. Sun procures garments in a variety of styles, including basic, pocket, long-sleeved and oversized T-shirts, as well as tank tops, nightshirts, and sweatpants. In addition, the Company designs and markets more detailed, fashion-oriented garments, some of which are also imprinted. The more detailed, fashion-oriented garments include shorts, polo shirts, women's leggings and casual skirts, and button-front baseball jerseys.

         The Company's largest sales category in 1995 was women's and girls' garments. Sales of those products represented approximately 69%, 59% and 34% of total gross sales in 1995, 1994 and 1993, respectively. Gross sales of women's and girls' products decreased to $67.0 million in 1995 from $69.4 million in 1994. Gross sales of men's and boys' products decreased to $29.8 million in 1995 from $48.2 million in 1994. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - 1995 and 1994 - Sales" below.

         Design and Product Development. Sun continually monitors current garment and art design trends through frequent visits to retailers and trade shows, reviews of popular and trade publications, and other activities. The product development process also involves production feasibility studies, analysis and documentation of garment and art trends, as well as costing structure and prototype preparation for customers and trade shows, and limited test sales.

         Sun's internal graphic design department of approximately 48 artists and support personnel creates the art work for virtually all of the Company's products, including designs incorporating licensed characters and trademarks and original designs proprietary to the Company. Because retailers demand a consistent flow of new merchandise, Sun creates over 2,000 new graphics annually. Sun responds quickly to seasonal demands and trends involving popular characters and themes. Historically, market acceptance of Sun's core screen printed products has largely depended upon the basic appeal of their graphic designs.

         Sun's 18 employees in its product design and merchandising department participate in the design development process and determine the particular shape, style, color and fabric content of garments. In addition Sun's designers and merchandisers assist in designing decorative features, such as embroidery, and incorporating the graphic designs into the garments.

         Licensed Designs and Characters. Sun first introduced products displaying characters and trademarks licensed or under distribution agreements from third parties in August 1987. Characters and trademarks currently licensed include Looney Tunes(C), joint Looney Tunes(C)/Major League Baseball(R), Pocahontas((C) Disney), Lion King((C) Disney), 101 Dalmatians((C) Disney), Garfield(R), Batman Forever((TM) and (C) DC Comics), and Winnie the Pooh((C) Disney). The Company's artists typically create multiple variations and refinements of a given trademark or character, including different lettering, poses, activities or dress.

         Sun acquires rights to use trademarks and characters only on specified types of garments, pays each licensor royalties on products sold displaying the licensed trademark or character, and typically guarantees a minimum royalty that may approach $500,000 depending on the trademark or character. See "Management's Discussion and Analysis of Financial Condition and Results of Operations, 1995 versus 1994 - Gross Margins". Sun's royalty costs are reflected in higher prices charged to Sun's customers for licensed products. See "Note 2 to Financial Statements" below.

         Licensed products accounted for approximately 82%, 75%, and 56% of the Company's total gross sales in 1995, 1994 and 1993, respectively. The Company's experience has been that some licenses quickly gain intense popularity, but have relatively short sales cycles that can end quickly. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - 1995 and 1994 - Net Sales" below. The impact on income of fluctuations in sales of licensed products can be magnified because licensed products generally carry a higher gross margin. Sales and income are also affected if licensed products offered by the Company's competitors become unusually successful.

         Sun believes that, because of its design and production capabilities and its visibility in the industry, it is among the group of screen printing apparel companies that can successfully compete for attractive licensing opportunities. The Company has designated an executive officer as its director of licensing, with responsibility for its licensing efforts, to help Sun compete more effectively for new licensing opportunities. Sun intends to pursue licensors that have new characters and marks, and anticipates that licensed products will be a significant portion of the Company's annual sales in the future. However, there can be no assurance that licensors will develop or offer to Sun desirable arrangements, or that Sun will be able to retain such licenses.

         Proprietary Designs and Characters. Sun's artists create original designs and characters that are proprietary to the Company and continually update and refine successful designs. Proprietary designs are based on a wide variety of themes, including "attitude", recreational, outdoor, wildlife, western, sports, patriotic, humor and seasonal themes. Designs are executed with different printing techniques and inks, which in the past have included raised "puff" ink, glitter, "goop" ink and heat sensitive inks. Proprietary products accounted for approximately 18%, 25% and 44% of the Company's total gross sales in 1995, 1994 and 1993, respectively.

         The level of copyright and trademark protection available to the Company for proprietary designs and characters varies depending on a number of factors, including the degree of originality and the distinctiveness of the associated trademarks and designs. The Company has obtained or has applied for federal registration of the Rude Dog(R), Surf Outlaw(R), EPIC(R), U.S.A.
Unique Sportswear Attitude(R), GUTS(R), GRRLS Rule(TM), Hangin' On The Rim(R) and other trademarks for use on various types of apparel, and may seek registration of other proprietary marks in the future. There can be no assurance, however, that these applications will result in registrations.

         Cut-and-Sewn Products. Sun has also developed the capability to offer more detailed, fashion-oriented products, such as polo shirts, women's leggings and casual skirts, and button-front baseball shirts, by becoming more involved at the garment manufacturing stage through use of a process called "cut-and-sew". With the "cut-and-sew" process, Sun is able to purchase fabric and then have garments manufactured by contractors to patterns designed by the Company. This capability allows Sun to offer a broader variety of garment styles including garments that are "rotary printed", a printing technique that involves printing a design on fabric before it is "cut-and-sewn". Some of these "cut-and-sewn" products are screen printed by Sun, and others go directly into Sun's product lines to complement the Company's offerings. Sales of "cut-and-sewn" products accounted for 17%, 16% and 11% of gross sales for the years ended December 31, 1995, 1994 and 1993, respectively. See "Production, Cut-and-Sew Manufacturing" below.


SOURCING

         Sun purchases fabric, trim, blank T-shirts and other garments for its screen printed apparel from approximately 27 domestic and 8 international suppliers. Approximately 71% of garments sold in 1995 were produced by domestic suppliers and the remainder by international manufacturers. No manufacturer supplied the Company with more than 18% of total garments sold during 1995. Sun's foreign suppliers are currently located in Pakistan, Peru, Honduras and Mexico.

         The relative proportion of garments purchased from domestic and foreign suppliers may vary over time depending, in part, on competitive factors in the world economy. Generally, basic garments and garments requiring short delivery times are purchased from domestic suppliers, while products that require greater finishing detail or allow longer delivery times are purchased overseas. Sun believes that its relationship with a number of active suppliers in both the domestic and foreign markets will enable the Company to continue to obtain a sufficient supply of garments to satisfy its requirements.

         Generally, each supplier agrees to produce finished garments in accordance with samples and specifications provided by Sun. No contractual obligations exist between Sun and suppliers except on an order-by-order basis. Company representatives regularly visit the facilities of both foreign and domestic suppliers to ensure quality and compliance with Sun's specifications. Sun also conducts quality control inspections of garments at its facilities, which include testing for shrinkage, dye and finish consistency, color fastness, size specification adherence, construction strength and uniformity.

         Sun's arrangements with overseas suppliers are subject to the risks of doing business abroad. Imports of garments are subject to bilateral textile agreements between the United States and various foreign countries which impose limitations on the amount of certain categories of merchandise that can be imported from those countries into the United States.

         The Company's future results could be adversely affected by additional bilateral or unilateral trade restrictions, a loss of or significant change in existing quotas resulting in a decrease in permissible imports, the imposition of additional quotas, duties, taxes or other charges on imports, significant fluctuations in the value of the dollar against foreign currencies, political instability resulting in the disruption of trade from exporting countries or restrictions on the transfer of funds. Imports of materials are also affected by the cost of transportation into the United States.

         Sun operates under time constraints in producing and delivering finished screen printed products. Although customers often place orders for garment styles as long as 20 weeks in advance, customers generally select the specific art designs to be printed on ordered garments every 30 days for delivery within as few as two days following the design selection. This limited lead time requires Sun to have blank garments available for printing on short notice. Consequently, the Company maintains a substantial inventory of blank stock and often orders blank garments substantially in advance of the anticipated time of screen printing and shipment.

         Sales of garments obtained from "package" suppliers accounted for 83% of gross sales in 1995. "Package" suppliers produce or purchase the requisite fabric and other materials and then perform dyeing and garment fabrication.

         Sales of garments obtained from "cut-and-sew" suppliers accounted for 17% of gross sales in 1995. With "cut-and-sewn" garments, Sun purchases fabric from various mills and hires "cut-and-sew" contractors to perform garment fabrication. To minimize the risk of excess inventory, the Company generally sources "cut-and-sewn" garments only after receipt of purchase orders from customers. Sun purchases fabric for use in "cut-and-sew" operations primarily from domestic suppliers. Several of these suppliers also provide blank garments that Sun uses for its screen printed apparel. Sun uses approximately 19 domestic "cut-and-sew" contractors and 6 offshore "cut-and-sew" contractors.


PRODUCTION

         General. Operations at the Company's production facilities in Kent, Washington include art and design, merchandising, market research and development, receipt and quality control inspection of incoming blank or dyed garments, screen printing, decorating, the addition of customer price tickets and hang tags to finished products, hangering or poly-bagging, packing and shipment.

         Sun believes its ability to respond quickly to changes in customer requirements and to meet delivery schedules consistently is an important factor in the Company's success. The Company has expanded its bar-coding capabilities to assist in rapid stock control of its inventory. The Company is in the process of implementing a computerized manufacturing information system (MRP and MRPII) to make its product through-put more efficient. See "Management's Discussion and Analysis of Financial Condition and Results of Operations, 1995 and 1994, Addition of Integrated Management Information System" below. The Company devotes substantial attention to preventive maintenance and employee training for its printing equipment. Each press is operated by a group of trained employees who work together as a team. The Company believes that this approach contributes to the flexibility, quality and speed of its production process.

         Screen Printing. The screen printing process begins with the preparation of a design by the Company's artists. Sun tests new designs for printability and color dynamics, and produces sales and production samples.
Sun also stocks over 140 pigment colors and numerous ink bases, which allows for in-house development of new ink applications and techniques. In the printing process, screens are positioned in automatic printing presses where inks are pressed through the screen in order to duplicate the design on the garment. Garments bearing designs on different portions of the garment may move through the printing process several times. Following printing, the garments are dried, making the printed design permanent and washable. In 1995, the cost of blank garments represented approximately 62% of the cost of finished garments, with labor, ink and other production and licensing costs accounting for the remaining 38%.

         The Company has 15 automatic screen printing presses at its Kent facility. The Company's screen printing presses have a projected maximum annual capacity of approximately 26.7 million garments. In 1995, Sun sold approximately 19 million garments, of which 17 million, or 91% were screen printed. The Company's printing capacity in Kent includes two belt presses which permit a design to be printed over an entire side of a garment ("overall print" designs), eleven 12-color "spot" printing presses, and two Ultimate presses which can print either "spot" designs or "overall print" designs.

         Sun has also used independent subcontractors to print garments during peak production periods and believes that additional subcontractors are readily available if needed in the future.

         Sun operates equipment at its Kent facility that assists the Company in placing garments on hangers prior to shipment. To meet customers' needs, the Company also has the ability to affix price tags and other product information and can ship garments poly-bagged or folded. These services reduce the time required to prepare the garments for display and thereby enable customers to stock their racks and shelves more quickly.

         "Cut-and-Sew" Manufacturing. The "cut-and-sew" process involves Sun purchasing finished fabric and hiring "cut-and-sew" contractors to cut the fabric to specific patterns developed by Sun's merchandisers and sew the component pieces to produce garments that may have greater complexity and detail than package purchased blank garments.

         In October 1993, Sun permanently closed its internal "cut-and-sew" operations at its Johnson City, Tennessee facilities. See "Note 4 to Financial Statements" below.

         Labor. Sun generally increases or reduces the size of its warehouse, screen printing and distribution labor force in connection with seasonal production demands through the use of temporary labor. Sun generally hires seasonal laborers from a regular pool, thereby increasing both the level of experience and the loyalty of its workforce.

         Regulations. The Company is subject to federal, state and local environmental laws and regulations, including laws relating to employee knowledge of, exposures to, and disposal of inks, dyes, photographic chemicals and cleaning solvents. Sun believes that its operations comply with applicable environmental laws and regulations. Although the Company continues to make capital expenditures for environmental protection, it does not anticipate that significant expenditures will be required to remain in compliance with environmental requirements.


SALES AND MARKETING

         The Company's marketing and sales efforts emphasize development and maintenance of close relationships with customers, regular presentation of samples and prototypes of new styles and designs, and responsiveness to customer requirements. Sun's in-house marketing and sales efforts are directed and implemented by management of the Company, including the Senior Vice President - Sales and Merchandising, the Merchandising Managers and the Design Managers. These individuals devote substantial time and attention to direct dealings with customers, regularly make personal visits to their headquarters and stores and participate in industry trade shows. Sales are generally made by personal visits to customers by these managers and by sales representatives, who typically meet with customers at least every 30 days to take orders for particular designs and to show new designs and garments. Since March 1992, all marketing and sales efforts have been conducted in-house.

         The Company emphasizes customer service. The Company's 5 full-time employees in its customer service areas coordinate orders and shipments and are in daily contact with customers. The Company maintains an electronic data interchange (EDI) capability through which customers using automated inventory management systems may communicate orders electronically to the Company.

         The Company distributes garments to approximately 30 national and regional retail chains in the United States, including Wal-Mart, Target, Kmart, Montgomery Ward, Hills Department Stores, Sears, Kids `R Us, Venture and JC Penney. Approximately 96% of the Company's gross sales in 1995 were made to its ten largest customers. Gross sales to Wal-Mart, Target and Kmart represented approximately 88% of total gross sales in 1995, approximately 88% of total gross sales in 1994, and approximately 82% of total gross sales in 1993. For additional information concerning sales to major customers, see "Note 9 of Notes to Financial Statements" below. Sun is not party to any long-term, multiple-shipment agreements with its customers.


SEASONALITY

         The Company's highest sales and heaviest production demands historically occur in the first, second and fourth quarters of each year. During the first, second and fourth quarters, spring and summer products - which include T-shirts, tank tops, shorts and similar garments - and back-to-school products are produced and sold. During the third and part of the fourth quarter, winter season products - which include sweatshirts and long sleeve T-shirts - and holiday products are produced and sold. See "Management's Discussion & Analysis of Financial Conditions - 1995 and 1994 - Quarterly Net Sales - Seasonality" below.


COMPETITION

         The Company's strategy focuses on anticipating and meeting the demands of customers with volume purchasing requirements. Sun believes that it is one of the few screen printing companies capable of concurrently providing several large customers with high volumes of screen printed products, together with the variety of designs and styles required by those customers. The Company believes, however, that other businesses possess the resources and familiarity with Sun's customer base to enter into, and compete with the Company in its principal market.

         More generally, the Company's core screen printed products compete with other printed apparel, including apparel displaying licensed characters and the colors and symbols of professional sports teams and colleges and universities; with branded apparel; with apparel from vertical mills such as Hanes or Fruit of the Loom; and with a wide variety of other clothing suitable for work, recreation or casual wear. Competitive factors include product quality, price, ability to meet delivery requirements and other aspects of customer service, changes in styles and consumer preferences, degree of customer preference for a limited number of vendors, and the limited availability of shelf and rack space.

         The Company has developed a product merchandising and manufacturing capability that enables it to complement and expand its core screen printed product line by offering more detailed, fashion-oriented garments. See "Business - Products" above. Producers of branded and other more fashion-oriented garments include companies such as Cutler Sports Apparel, Allison Manufacturing, Jerry Leigh Inc., Jem Sportswear and Heather Hill Sportswear.

         Some of the Company's competitors, including Hanes and Fruit of the Loom, have greater financial, manufacturing and marketing resources than the Company.

BACKLOG

         Sun typically receives information from customers concerning projected purchases several months in advance of delivery, with written purchase orders for particular garments being submitted shortly before shipment. In addition, customers may cancel or reschedule orders with little or no penalty. Typically the backlog of firm orders at any point in time represents less than 10% of expected sales for the upcoming 12 months. For these reasons, Sun does not believe that backlog at any one point in time is a meaningful indicator of long-term future sales. At December 31, 1995, the Company's backlog of firm orders was approximately $8.6 million, all of which the Company expects to fill during 1996. At December 31, 1994, the Company's backlog of firm orders was approximately $4.7 million.


EMPLOYEES

         At December 31, 1995, the Company employed 508 full-time employees, including 152 managerial, sales, creative art and clerical employees and 356 employees engaged in manufacturing, warehousing and distribution. None of the Company's employees are covered by a collective bargaining agreement. The Company believes that its employee relations are good.


RECENT DEVELOPMENTS

         In February 1996, the company initiated a restructuring plan, that, among other things, resulted in the combining of Sun's Women's and Girls' Division and Men's and Boys' Division. Sandra L. Teufel assumed leadership of the combined Women's/Girls' and Men's/Boys' operations, as Senior Vice President - Sales and Merchandising. Ms. Teufel had most recently served as Sun's Senior Vice President - Women's and Girls' Division. The restructuring plan also resulted in the elimination of approximately 30 indirect positions from the Company's workforce, including Kenneth R. Schrang's position as Senior Vice President - Men's and Boys' Division.


EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company are listed below:



   NAME                     AGE          POSITION
   ----                     ---          --------
   Larry C. Mounger         58           Chairman of the Board

   William S. Wiley         48           President and Chief Executive Officer

   L. Kaye Counts           41           Executive Vice President and Chief Operating Officer

   Sandra L. Teufel         41           Senior Vice President - Sales and Merchandising

   Kevin C. James           38           Senior Vice President and Chief Financial Officer


         Larry C. Mounger was elected to the Board of Directors in April 1991 and has been Chairman of the Board since January 1993. Mr. Mounger served as Chief Executive Officer and President from January 1993 to October 1995. Mr. Mounger served as Chairman and Chief Executive Officer and other positions of Pacific Trail from 1955 to 1993. Pacific Trail was an outerwear garment company located in Seattle, Washington which designed, manufactured and marketed garments throughout the United States. He is a past President of the National Apparel and Textile Association.

         William S. Wiley was appointed President and Chief Executive Officer and elected to the Board of Directors in October 1995. Mr. Wiley was engaged by the Company as a re-engineering consultant from January to October 1995.
Mr. Wiley was an active principal in Wiley, Pene & Company, a business building/turnaround consulting firm from 1990 to 1995. From 1987 to 1990, Mr. Wiley served as a consultant and manager in the business building/restructuring consulting firm of Clyde, Hamstreet and Company. Mr. Wiley practiced law for Gleaves, Swearingen, Larsen and Potter from 1975 to 1987, where he became partner in 1980. From 1969 through 1972, Mr. Wiley served as a process and operations engineer for Atlantic Richfield .

         L. Kaye Counts has been Chief Operating Officer since December 1990 and became Executive Vice President in February 1994. Ms. Counts joined the Company in June 1982 and served as a custom sales manager and plant manager from June 1982 to March 1984, as operations manager from March 1984 to December 1986, then as Vice President Operations from December 1986 through February 1994. Prior to joining Sun, she was production coordinator from 1980 to 1982 for Sunrise Design, Inc., a custom screen printing business located in Seattle.

         Sandra L. Teufel was appointed Senior Vice President - Sales and Merchandising in February 1995. Ms. Teufel joined the Company in September 1988 and served as Merchandise Manager for the (then newly-formed) Women's and Girls' Division until September 1992, and as Vice President - Women's and Girls' Division from September 1992 until February 1995. Prior to joining Sun, Ms. Teufel was a part-owner of Nothing but Fun, and Head Designer at Normandee Rose from 1985 through 1988 (both are garment manufacturing companies based in Seattle, Washington). Ms. Teufel served as Head Designer at Union Bay Sportswear from 1981 to 1984 and as a Designer for Britannia Sportswear from 1977 to 1981.

         Kevin C. James became Senior Vice President and Chief Financial Officer in February 1994, and served as Vice President Finance of the Company from March 1991 until February 1994. Prior to joining Sun, Mr. James served from 1989 to 1991 as Vice President Finance and other positions for Fone America, Inc., a telecommunications company located in Portland, Oregon. From 1983 to 1988, he served as Chief Financial Officer and other positions for Klukwan, Inc., a diversified forest products company located in Juneau, Alaska. From 1980 to 1983, Mr. James worked in public accounting.


ITEM 2 - PROPERTIES

         Sun's headquarters and principal production operations are located in a 230,000-square foot building in Kent, Washington, a suburb of Seattle. The facility centralizes the Company's administrative, design, production and the majority of its warehousing functions in one building. This facility has allowed the installation of equipment that facilitates handling and hangering of finished garments and equipment for on-site production of samples and prototype garments. The lease for this facility provides for a rental of $115,000 per month, plus insurance, taxes and other charges, and expires in October 1999, with an option to renew for two consecutive five-year terms. The Company also has a five year option to purchase the facility beginning in October 1994, for a mutually agreeable fair market price. The Kent facility is leased from an affiliate of David A. Sabey, who was formerly Chairman of the Board of Directors and the majority shareholder of the Company.

         The Company also leases a 51,500 square foot satellite warehouse in Kent, Washington from an unrelated third party. The lease, which expires in January 1997, provides for a rental of $14,800 per month, plus insurance, taxes and other charges.

         The Company believes that its plants and equipment are maintained in good operating condition and devotes substantial attention to preventive maintenance of the equipment.


ITEM 3 - LEGAL PROCEEDINGS

         As previously disclosed, a lawsuit is pending in the Supreme Court of the State of New York, County of Oneida, the basis of which is a Complaint filed on February 14, 1994 against Sun Sportswear, Inc.; E.R.O. Industries, Inc.; Toys 'R Us, Inc.; Grace International Apparel, Inc.; and Bradlees Department Store; by plaintiff Dustin Allen Pack. The 8 year-old plaintiff allegedly caught fire while lying in a polyester slumber sack (manufactured by E.R.O. Industries, Inc. and sold by Toys `R Us, Inc.), watching television and playing with a butane lighter. He was allegedly wearing a flannel shirt (manufactured by Grace International Apparel, Inc. and sold by Bradlees Department Stores) over a T-shirt (manufactured by Sun Sportswear, Inc. and sold by Bradlees Department Stores).

         Plaintiff seeks compensatory damages of $150 million and punitive damages of $50 million against all defendants under various tort law theories, including false labeling and flammability of the slumber sack against its manufacturer and for negligence against all defendants together. Sun has tendered the defense of this suit to its insurance carrier, which is opposing the suit vigorously. Sun believes its coverage is sufficient in the event it is held liable for compensatory damages. While its coverage may not extend to punitive damage awards, the Company believes there are no grounds for such damages. Although it cannot predict with certainty the outcome of this suit, the Company believes its disposition should not result in a material adverse effect on the results of operations or the financial condition of the Company.

         In July of 1995, Bradlees Department Stores filed for Chapter 11 protection. The effect of Bradlees Chapter 11 filing, if any, on this lawsuit has not been determined at this time.

         The only other legal proceedings to which the Company is a party involve routine matters that are incidental to its business. The Company does not believe that the resolution of these matters will have a material effect on the results of operations or financial condition of the Company.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II


ITEM 5 - MARKET PRICES AND DIVIDENDS ON COMMON STOCK

         The Company's Common Stock, no par value, is traded over the counter on The Nasdaq Stock Market under the symbol SSPW. The following table sets forth the range of the high and low trade prices for the Company's Common
Stock:

                                                  HIGH            LOW
                                                  ----            ---
         CALENDAR YEAR 1994
                       First Quarter               8-1/2           5-1/2
                       Second Quarter                  7           4-3/4
                       Third Quarter               5-7/8           3-1/2
                       Fourth Quarter              5-3/4           4-1/4

         CALENDAR YEAR 1995
                       First Quarter               5-1/8           4-1/4
                       Second Quarter              4-1/2           3-3/4
                       Third Quarter                   5           4-1/4
                       Fourth Quarter              4-5/8          2-9/16


         The NASDAQ quotations, above, reflect inter-dealer prices, without retail mark-ups, mark-downs, or commission and may not necessarily represent actual transactions.

         As of March 15, 1996, the Common Stock of the Company was held by approximately 125 shareholders of record, which encompassed approximately 1800 beneficial shareholders.

         The present policy of the Company is to retain future earnings to provide funds for the operation and expansion of its business. The Company has not paid cash dividends since it became a public company in December 1989, and does not plan to pay cash dividends in the foreseeable future.

ITEM 6 - SELECTED FINANCIAL DATA

         The following data, insofar as it relates to each of the years 1991 to 1995, has been derived from audited financial statements, including the balance sheets at December 31, 1995 and 1994, the related statements of income and of cash flows for each of the years in the periods ended December 31, 1995, 1994 and 1993, and notes thereto appearing elsewhere herein. The data should be read in conjunction with the financial statements, related notes and other financial information included herein.


                                                   For the year ended December 31,
                                       1995         1994         1993       1992        1991
                                       ----         ----         ----       ----        ----
                                            (Amounts in thousands except per share data)
Income Statement Data:

Proprietary sales                   $ 17,454    $  28,923    $  47,572    $ 59,996    $ 63,538
Licensed sales                        79,335       88,665       60,365      12,836       9,589
Sales deductions                      (2,824)      (4,375)      (3,164)     (2,187)     (1,332)
                                    --------    ---------    ---------    --------    --------

Net sales                             93,965      113,213      104,773      70,645      71,795
Cost of goods sold                    84,570       95,879       87,911      59,770      58,170
                                    --------    ---------    ---------    --------    --------
Gross margin
                                       9,395       17,334       16,862      10,875      13,625
                                    --------    ---------    ---------    --------    --------
Operating expenses:
    Selling                            3,649        3,781        3,358       2,829       2,485
    Design and pattern                 2,492        2,527        2,298       1,987       1,934
    General and administrative         7,691        6,712        5,656       5,844       5,533
    Provision for doubtful
      accounts and factoring fees        132           72          130         155        (134)
    Manufacturing cessation              -0-          -0-          898         152         -0-
                                    --------    ---------    ---------    --------    --------
                                      13,964       13,092       12,340      10,967       9,818
                                    --------    ---------    ---------    --------    --------
Operating (loss) income
                                      (4,569)       4,242        4,522         (92)      3,807
                                    --------    ---------    ---------    --------    --------

Other (income) expense:

    Interest expense                   1,267          677          519         483         605
    Joint venture discontinuation        -0-          -0-          -0-         259         -0-
    Other, net                          (201)        (112)        (228)        (52)       (119)
                                    --------    ---------    ---------    --------    --------
                                        1066          565          291         690         486
                                    --------    ---------    ---------    --------    --------

Income (loss) before
   provision for income taxes         (5,635)       3,677        4,231        (782)      3,321
Provision (benefit)
   for income taxes
                                      (1,899)       1,228        1,494        (265)      1,129
                                    --------    ---------    ---------    --------    --------

Net (loss) income                   $ (3,736)   $   2,449    $   2,737    $   (517)   $  2,192
                                    ========    =========    =========    ========    ========

Net (loss) income per share         $  (0.65)   $    0.43    $    0.49    $  (0.09)   $   0.39





                                  (continued)

                                                                      December 31,
                                                    1995          1994           1993             1992            1991
                                                    ----          ----           ----             ----            ----
                                                                 (Amounts in thousands)
Balance Sheet Data:

Total assets
                                                $ 47,315        $ 62,384       $ 42,247         $ 40,278        $ 36,089
Working capital                                   21,419          25,031         22,981           19,418          22,497
Notes payable                                     13,500          15,987          3,453            4,317             -0-
Current portion of long-term debt
                                                     246             377          2,656            3,259             949
Long-term debt
  (less current portion)                             109             338            617              -0-           3,059

Shareholders' equity                              26,018          29,750         26,820           23,902          24,419

ITEM 7 -         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage relationship of certain income statement items to net sales and the dollar increase or decrease as a percentage of such items from period to period.


                                                                                Dollar Increase
                                                                                (Decrease) as a
                                                                                   Percentage
                                              Year ended                      -------------------
                                             December 31,                      1994          1993
                                  ---------------------------------             to            to
                                    1995         1994          1993            1995          1994
                                    ----         ----          ----           --------------------
 Gross sales
     Proprietary sales             18.6%         25.5%        45.4%             (40)%        (39)%
     Licensed sales                84.4          78.3         57.6              (11)          47
 Sales deductions                  (3.0)         (3.8)        (3.0)             (35)          38
                                  -----         -----        -----
 Net sales                        100.0         100.0        100.0              (17)           8

 Cost of goods sold                90.0          84.7         83.9              (12)           9
 Gross margin                      10.0          15.3         16.1              (46)           3
 Operating expenses                14.9          11.5         11.8                7            6
 Interest expense                   1.3           0.6          0.5               87           30
 Other (income)                    (0.2)         (0.1)        (0.2)              80          (51)
   and expense
 Provision (benefit)
   for income taxes                (2.0)          1.1          1.4             (255)         (18)
                                  -----         -----        -----

 Net (loss) income                 (4.0)%         2.2%         2.6%            (253)         (11)
                                  =====         =====        =====



1995 VERSUS 1994, AND FUTURE OUTLOOK

NET SALES.   Net sales for 1995 decreased 17% to $94.0 million from $113.2 million in 1994. The primary reason for this decrease was the sales decline suffered by the Company in the second half of 1995 caused by the soft retail environment, and decreases in the sales of men's and boys' products.

         Gross sales of men's and boys' products decreased 38% to $29.8 million in 1995 from $48.2 million in 1994. The Company believes this decrease was primarily the result of the Major League Baseball strike, the non-renewal of the Company's joint Looney Tunes(C)/National Football League(R) license and a difficult retail sales environment.

         Women's and girls' gross sales decreased by 3.5% to $67.0 million in 1995 from $69.4 million in 1994. The Company believes this decrease was due to the soft retail environment in the second half of 1995.

         Gross sales of licensed products decreased by 11% to $79.3 million in 1995 from $88.7 million in 1994. The decrease in licensed product sales was primarily the result of a decrease in sales of garments bearing Looney Tunes((C) Warner Bros.), joint Looney Tunes(C)/National Football League(R) and Lion King((C) Disney) licensed designs. These licensed sales decreases were partially offset by an increase in sales of garments bearing Pocahontas((C) Disney), 101 Dalmatians((C) Disney) and Winnie the Pooh((C) Disney) designs.

         Gross sales of proprietary products decreased by 40% to $17.4 million in 1995 from $28.9 million in 1994. The Company believes this decrease was primarily the result of the soft retail environment and strong competition from garments bearing licensed characters and trademarks.

         Gross sales to Sun's largest three customers decreased 18% in 1995 versus sales in 1994. Gross sales to Sun's other customers decreased 18% in 1995 versus 1994. These decreases were primarily the result of the factors discussed above.

         Sales deductions, consisting of sales returns, discounts and allowances, decreased to $2.8 million in 1995 from $4.4 million in 1994. This decrease was primarily due to decreases in the amount of product returns.

GROSS MARGIN.   Gross margin as a percentage of net sales decreased to 10.0 %
in 1995 from 15.3% in 1994 (see "Note 1 to Financial Statements" above). This decrease was primarily the result of four factors. First, the reduced overall sales levels in 1995 had a disproportionate effect on gross margin due to the diminished capacity to cover the Company's fixed costs. Second, in the last half of 1995, the Company accrued over $2 million in one-time inventory markdowns arising from expected losses on the sale of surplus inventory. The Company believes these markdowns were necessary because of the sluggish retail market and competitive selling pressures in the screenprint environment.
Third, 1995 margins were negatively impacted by efforts to reduce men's inventory, including customer incentives and substitution of existing, higher value inventory to fill customer orders for lower value product. The Company is continuing its efforts to reduce inventory, and as a result of such reduction efforts, the Company believes its gross margin will be negatively impacted in the first half of 1996 by 1% to 2% of net sales (see "Liquidity and Capital Resources" below). Fourth, in the third quarter of 1995, the Company recorded over $350,000 in charges arising from minimum royalty commitments the Company made (with regard to certain of its license contracts) which are not anticipated to be recovered through licensed product sales. The Company believes these reserves for unmet minimum royalty obligations were necessary because of the overall sluggish retail market and competitive selling pressures in the screenprint environment.

OPERATING EXPENSES.   Operating expenses increased to $14.0 million (or 14.9%
of net sales) in 1995 from $13.1 million (or 11.6% of net sales) in 1994 (see "Note 1 to Financial Statements - Reclassifications" below). This increase was primarily attributable to an increase in general and administrative expenses.

         General and administrative expenses increased to $7.7 million (or 8.2% of net sales) in 1995 from $6.7 million (or 5.9% of net sales) in 1994. This increase was primarily the result of added costs associated with the Company's management information system (see "Addition of Integrated Management Information System" below), and $747,000 in consulting costs associated with the Company's ongoing re-engineering efforts to reduce its sourcing, printing and distribution costs (see "Re-engineering Efforts" below).

INTEREST EXPENSE.   Interest expense increased 87% to $1,267,000 in 1995 from
$677,000 in 1994 primarily as a result of higher borrowing levels and higher interest rates in 1995.

NET (LOSS) INCOME. The Company experienced a net loss of $3.7 million for 1995 compared to net income of $2.4 million in 1994, as a result of the factors described above.

RE-ENGINEERING EFFORTS.   The Company believes it can reduce its sourcing,
printing and distribution costs, by re-engineering its operating processes. To assist in these re-engineering efforts, in the first quarter of 1995 the Company engaged re-engineering, sourcing and business development experts. The Company incurred $747,000 in consulting expense in 1995, and believes it will incur $50,000 in such expenses during 1996. The Company expects its per unit manufacturing and operating costs to decrease as a result of these efforts beginning in 1996. As has been previously disclosed in the Company's public documents, in October 1995 the Company appointed one of its re-engineering consultants, William S. Wiley, as Chief Executive Officer, President and Director.

ADDITION OF INTEGRATED MANAGEMENT INFORMATION SYSTEM.   In order to decrease
manufacturing costs and decrease inventory levels, the Company acquired and began installing an integrated management information system in 1994 (at a cost of approximately $1.5 million). The Company expects to achieve operating efficiencies as a result of this new system beginning in 1996.

NON-RENEWAL OF JOINT LOONEY TUNES(C)/NATIONAL FOOTBALL LEAGUE(R) LICENSE.   The
National Football League(R) did not renew Sun's joint license for Looney Tunes ((C) Warner Bros.) characters combined with National Football League(R) team trademarks (the sell-off period under this license expired June 30, 1995). The National Football League indicated to the Company that the NFL did not renew in order to strategically consolidate the number of licensees holding rights to its properties. The Company believes its other Looney Tunes(C) and joint Looney Tunes(C) licenses will not be affected by this action. Sales of Looney Tunes(C)/National Football League(R) products were $1.8 million in 1995 and $4.5 million in 1994.


1994 AND 1993

NET SALES.   Net sales for 1994 increased 8.1% to $113.2 million from $104.8 million in 1993. The primary reason for that increase was the increase in gross sales of licensed goods from $60.4 million in 1993 to $88.7 million during 1994. The increase in licensed sales was primarily attributable to the popularity of the Warner Bros.' Looney Tunes(C), joint Looney Tunes(C)/Major League Baseball(R) and joint Looney Tunes(C)/National Football League(R) licensed products, and the popularity of The Lion King ((C) Disney) licensed products.

         Partially offsetting the increase in licensed products was a decrease in gross sales of proprietary products by 39.2% from $47.6 million in 1993 to $28.9 million in 1994. The Company believes this decrease was the result of increased competition from garments bearing licensed designs, and of the overall sales decrease in men's and boys' products.

         Gross sales of women's and girls' apparel increased 91% to $69.4 million in 1994 from $36.3 million in 1993. The Company believes this increase was due to the strong design and merchandising abilities of this division, coupled with a strong license portfolio, which resulted in strong sell-through at retail.

         Gross sales of men's and boys' products decreased 32% to $48.2 million in 1994 from $71.2 million in 1993. The Company believes this decrease was primarily attributable to reduced sales calling efforts and garment sourcing issues caused by staff turnover that occurred in 1994, the Major League Baseball(R) and National Hockey League(R) strikes, and a difficult retailing environment in the last quarter of 1994.

         Gross sales to Sun's largest three customers increased 16.2% in 1994 versus 1993. This increase was primarily the result of sales increases to Sun's third largest customer in 1994. Gross sales to Sun's other customers decreased 27.2% in 1994 versus 1993. This decrease was primarily the result of decreases in sales of men's and boys' products.

         Sales deductions, consisting of sales returns, discounts and allowances, increased to $4.4 million in 1994 from $3.2 million in 1993. The increase was primarily due to two factors. First, sales allowances increased due to the higher sales levels in 1994. Second, one large order was returned in the second quarter of 1994 due to distribution errors.

GROSS MARGIN.   Gross margin as a percentage of net sales decreased to 15.3% in
1994 from 16.1% in 1993. See "Liquidity and Capital Resources" below. This decrease was primarily the result of the fact that sales of "cut-and-sewn" products - which generally carried lower margins than package products - were higher in the 1994 period, sales returns and allowances were higher in 1994 than in 1993, and distribution costs increased in 1994 due to expanded sales to Sun's third largest customer (this customer had greater requirements for product ticketing, hangering and packaging). The above factors were partially offset by lower levels of sub-contract printing - which is less profitable than in-house printing - in 1994 versus 1993; and higher levels of licensed products sales - which generally carried higher margins than proprietary products - in 1994 than in 1993.

OPERATING EXPENSES. Operating expenses increased to $13.1 million (or 11.6% of net sales) in 1994 compared to $12.3 million (or 11.8% of net sales) for 1993. This dollar increase was primarily attributable to increases in selling, design-pattern, and general-administrative expenses in 1994. The 1994 increase was partially offset by $898,000 in charges recorded in 1993 associated with the closure of the Company's Johnson City, Tennessee "cut-and-sew" facility. See "Note 4 to Financial Statements" below.

         Selling expense increased to $3.8 million or 3.3% of net sales in 1994 from $3.4 million or 3.2% of net sales in 1993. The dollar increase was primarily the result of the costs of additional personnel hired to support the higher 1994 sales volume in the Women's and Girls' Division and non-recurring severance payments.

         Design and pattern expense increased to $2.5 million or 2.2% of net sales in 1994 from $2.3 million or 2.2% of net sales in 1993. The dollar increase was primarily due to "learning curve" costs associated with the Company's computer-aided-design system.

         General and administrative expense increased to $6.7 million or 5.9% of net sales in 1994 from $5.7 million or 5.4% of net sales in 1993. This increase was primarily the result of the start-up costs associated with the Company's management information system (see "Addition of Integrated Management Information System" above) and the costs of additional personnel hired to support the higher 1994 sales volume in the Women's and Girls' Division.

INTEREST EXPENSE.   Interest expense for 1994 was $676,000 versus $519,000 in
1993, as a result of higher borrowing levels and higher interest rates.

NET INCOME.   Net income decreased to $2.4 million in 1994 from $2.7 million in
1993, as a result of the factors described above.

QUARTERLY NET SALES-SEASONALITY

         The Company's net sales fluctuate from quarter to quarter. Quarterly net sales for 1995, 1994, and 1993 are set forth below.

                                                                   Net Sales
                                                         (Dollar amounts in thousands)
                                  -----------------------------------------------------------------------------
                                          1995                         1994                         1993
                                  -----------------------------------------------------------------------------
                                     Amount   Percent             Amount    Percent            Amount   Percent
First Quarter                     $  25,720    27.4%            $  27,224    24.0%           $ 22,301    21.3%
Second Quarter                       30,582    32.5                27,375    24.2              31,849    30.4
Third Quarter                        16,225    17.3                26,634    23.6              24,434    23.3
Fourth Quarter                       21,438    22.8                31,980    28.2              26,188    25.0
                                   --------   -----              --------   -----            --------   -----

     Total                        $  93,965   100.0%             $113,213   100.0%           $104,772   100.0%
                                  =========   =====              ========   =====            ========   =====

         The Company's highest sales and heaviest production demands generally occur in the first, second and fourth quarters of each year. During the first, second and fourth quarters, spring and summer products - which include T-shirts, tank tops, shorts and similar garments - and back-to-school products are produced and sold. During the third and part of the fourth quarter, winter season products - which include sweatshirts and long sleeve T-shirts - and holiday products are produced and sold.


LIQUIDITY AND CAPITAL RESOURCES

         The Company finances working capital needs primarily from "internally generated funds" (which the Company defines as net income plus depreciation) and short term borrowing under a credit agreement. At December 31, 1995, the Company's Bank credit agreement provided for a line of credit facility (including commercial and standby letters of credit) of up to $27,000,000. At December 31, 1995, total outstanding commercial letters of credit were $919,245 and approximately $1.8 million was available for borrowing. The borrowing rate for the revolving portion of the line was the prime rate or lower. All the Company's assets, including accounts receivable and inventories, were pledged as security for borrowings under the Bank credit agreement.

         In February 1996, the Company replaced its Bank credit agreement with a credit agreement provided by Heller Financial, Inc. The Heller credit agreement provides for a line of credit (including commercial letters of credit) of up to $24,000,000 and expires in February 1998. At March 15, 1996, approximately $9.0 million was available for borrowing. The borrowing rate for the revolving portion of the line is the prime rate. All the Company's assets, including accounts receivable and inventories, are pledged as security for borrowings under the Heller credit agreement. Under the agreement, the amount borrowed at any time, together with letters of credit issued on behalf of the Company, may not exceed 85% of eligible accounts receivable and 60% of eligible inventory - up to $8.5 million. The Heller credit agreement requires compliance with certain financial covenants principally relating to working capital, tangible net worth, ratio of debt to equity, expenditures for fixed assets, minimum earnings (before taxes, interest and depreciation), interest coverage, restrictions on the payment of dividends and restrictions on the incurrence of long-term debt. The Company is in compliance with the Heller debt covenants.

         Inventory levels decreased by $6,524,000 or 21.6% from December 31, 1994 to December 31, 1995, primarily as a result of the Company's concerted efforts to operate its business with lower levels of inventory. The Company believes there was over $3.6 million (net of inventory markdown reserves of $4.5 million) of impaired surplus inventory on hand at December 31, 1995, which is expected to be sold at little or no margin in the first half of 1996 (see "Management's Discussion and Analysis of Financial Condition and Results of Operations, 1995 versus 1994 - Gross Margin", above).

         Accounts receivable decreased by 46% to $13.1 million from December 31, 1994 to December 31, 1995 was a result of lower sales in the fourth quarter of 1995 than in the fourth quarter of 1994.

         The Company has an agreement with Heller Financial, Inc. that is intended to transfer the collection risk to Heller for Sun's accounts receivable for essentially all of its customers other than Target and Wal-Mart. Under the agreement, Heller assumes 70% of the collection risk associated with Kmart receivables (to a maximum of $4,000,000 in gross receivables) and 100% of the collection risk associated with the Company's other covered receivables. Heller receives a fee equal to .65% of the gross amount of Kmart receivables and .55% of the gross amount of all other covered receivables for assuming such collection risk.

         Notes payable (borrowings under the Company's line of credit) decreased $2.5 million or 15.6% and accounts payable decreased $8.0 million or 61.7% from December 31, 1994 to December 31, 1995. The net decrease in notes payable and accounts payable was primarily the result of lower levels of garment purchases in the fourth quarter of 1995 than in the fourth quarter of 1994.

         During 1995, the Company purchased approximately $1.2 million of machinery and equipment for production, warehouse, distribution and office use. The Company anticipates that total expenditures for machinery and equipment will be less than $1,000,000 during 1996.

         Sun's primary ongoing cash needs are for working capital and capital expenditures. The Company believes that its cash needs through the remainder of 1996 will be met by internally generated funds and borrowings under its Heller credit facility.


INFLATION

         From time to time, Sun's suppliers of blank garments and materials increase their prices. Further, Sun increases its employees' compensation relative to increases in the cost of living. Sun's mass merchant customers have historically sold Sun's more basic products at predetermined sales price points, many of which have not risen during the last few years. Because Sun's customers generally operate on a fixed markup percentage, their strategy of not increasing their sales price points has made it difficult for the Company to pass on any cost increases relative to its more basic products.

ITEM 8 - FINANCIAL STATEMENTS


                                                                    PAGE
                                                                    ----

Report of Independent Accountants                                   21

Financial Statements:
    Balance Sheets as of December 31, 1995 and 1994                 22-23

    Statements of Income for the years
      ended December 31, 1995, 1994 and 1993                        24

    Statements of Changes in Shareholders' Equity for the
      years ended December 31, 1995, 1994 and 1993                  25

    Statements of Cash Flows for years
      ended December 31, 1995, 1994 and 1993                        26

    Notes to Financial Statements                                   27-34

                       Report of Independent Accountants





To The Board of Directors
and Shareholders of
Sun Sportswear, Inc.


In our opinion, the accompanying balance sheets and related statements of income, of changes in shareholders' equity and of cash flows present, fairly, in all material respects, the financial position of Sun Sportswear, Inc. at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ Price Waterhouse LLP

PRICE WATERHOUSE LLP

Seattle, Washington
February 23, 1996

                              SUN SPORTSWEAR, INC.

                                 BALANCE SHEETS

                                                                                 DECEMBER 31,
                                                                   -----------------------------------------
                                                                      1995                         1994
                                                                   ------------                 ------------
     ASSETS

CURRENT ASSETS:

     Cash                                                         $   2,006,633                $   1,217,171
     Accounts receivable, net of
      allowance for doubtful accounts
      of $46,317 and $46,524,
      respectively (Note 11)                                         13,102,275                   24,424,834
     Inventories, net (Note 3)                                       23,631,358                   30,155,618
     Prepaid expenses and other
      current assets                                                    959,872                      596,919
     Deferred income taxes (Note 9)                                     788,332                      760,710
     Federal income tax receivable                                    1,979,535                          -0-
                                                                   ------------                 ------------

     Total current assets                                            42,468,005                   57,155,252

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net:
     (Note 4)                                                         4,831,994                    5,216,920

OTHER ASSETS:                                                            15,107                       11,943
                                                                   ------------                 ------------
     Total assets                                                  $ 47,315,106                 $ 62,384,115
                                                                   ============                 ============





                                  (continued)
                 See accompanying notes to financial statements

                              SUN SPORTSWEAR, INC.

                                 BALANCE SHEETS
                                  (CONTINUED)

                                                                                 DECEMBER 31,
                                                                  ------------------------------------------
                                                                      1995                         1994
                                                                  -------------                -------------
     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

     Notes payable (Note 5)                                       $  13,500,000                $  15,987,000
     Accounts payable                                                 4,985,953                   13,038,144
     Accrued royalties payable                                        1,753,745                    1,720,536
     Accrued wages and taxes payable                                    512,078                      781,651
     Accrued interest payable                                            51,263                       53,813
     Accrued income taxes payable                                           -0-                      166,059
     Current portion of
      long-term debt (Note 6)                                           245,652                      376,636
                                                                  -------------                -------------

     Total current liabilities                                       21,048,691                   32,123,839
                                                                  -------------                -------------
NONCURRENT LIABILITIES:
     Long-term debt,
       net of current portion (Note 6)                                   92,354                      338,005
     Deferred income taxes (Note 9)                                     155,642                      172,046
                                                                  -------------                -------------

     Total noncurrent liabilities                                       247,996                      510,051
                                                                  -------------                -------------
SHAREHOLDERS' EQUITY:
     Common stock, no par value,
     20,000,000 shares authorized;
     5,748,500 shares at 12/31/95
     and 5,747,125 shares at 12/31/94
     issued and outstanding                                          21,618,339                   21,613,691
     Retained earnings                                                4,400,080                    8,136,534
                                                                  -------------                -------------

     Total shareholders' equity                                      26,018,419                   29,750,225
                                                                  -------------                -------------
COMMITMENTS AND
  CONTINGENCIES (Note 2 and Note 10)
     Total liabilities and
  shareholders' equity                                            $  47,315,106                $  62,384,115
                                                                  =============                =============





                 See accompanying notes to financial statements

                              SUN SPORTSWEAR, INC.

                              STATEMENTS OF INCOME


                                                                 For the year ended December 31,
                                                  ---------------------------------------------------------------
                                                     1995                       1994                     1993
                                                  -----------                -----------              -----------
Proprietary sales                                 $17,454,421                $28,922,739              $47,571,508
Licensed sales                                     79,335,040                 88,665,196               60,365,230
Sales deductions                                   (2,824,136)                (4,375,039)              (3,164,246)
                                                  -----------                -----------              -----------
Net sales (Note 8)                                 93,965,325                113,212,896              104,772,492
     Cost of goods sold                            84,569,855                 95,878,764               87,910,600
                                                  -----------                -----------              -----------
     Gross margin                                   9,395,470                 17,334,132               16,861,892
                                                  -----------                -----------              -----------
Operating expenses:
     Selling                                        3,649,256                  3,781,116                3,357,862
     Design and pattern                             2,492,222                  2,527,013                2,297,864
     General and
        administrative                              7,690,321                  6,712,365                5,655,760
     Provision for doubtful
        accounts and factoring
        fees (Note 11)                                132,284                     71,586                  130,264
     Manufacturing
        cessation (Note 4)                                -0-                        -0-                  898,450
                                                  -----------                -----------              -----------
                                                   13,964,083                 13,092,080               12,340,200
                                                  -----------                -----------              -----------
     Operating (loss) income                       (4,568,613)                 4,242,052                4,521,692
                                                  -----------                -----------              -----------
Other (income) expense:
     Interest expense                               1,267,442                    676,612                  519,006
     Other, net                                      (200,981)                  (111,236)                (227,903)
                                                  -----------                -----------              -----------
                                                    1,066,461                    565,376                  291,103
                                                  -----------                -----------              -----------

(Loss) income before provision
  for income taxes                                 (5,635,074)                 3,676,676                4,230,589
(Benefit) provision for
  income taxes (Note 9)                            (1,898,620)                 1,228,000                1,494,000
                                                  -----------                -----------              -----------

Net (loss) income                                 $(3,736,454)               $ 2,448,676              $ 2,736,589
                                                  ===========                ===========              ===========

(Loss) earnings per share:                             $(0.65)                    $ 0.43                   $ 0.49
                                                       =======                    ======                   ======

Weighted average shares                             5,748,249                  5,722,121                5,610,996
  outstanding





                 See accompanying notes to financial statements

                              SUN SPORTSWEAR, INC.

                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                             Common Stock
                                     ---------------------------------
                                                                                    Retained
                                       Shares                Amount                  earnings                Total
                                     ---------            ------------             ------------           ------------
 Balance,
   December 31, 1992                 5,609,000            $ 20,950,447             $  2,951,269            $ 23,901,716

 Exercise of stock options
 including tax benefit of
 $80,074                                28,500                 182,074                                          182,074

 Net income for the
   year ended
   December 31, 1993                                                                  2,736,589               2,736,589
                                     ---------            ------------             ------------            ------------
 Balance,
   December 31, 1993                 5,637,500              21,132,521                5,687,858              26,820,379


 Exercise of stock options
 including tax benefit of
 $109,498                              109,625                 481,170                                         481, 170

 Net income for the
   year ended
   December 31, 1994                                                                  2,448,676               2,448,676
                                     ---------            ------------             ------------            ------------
 Balance,
   December 31, 1994                 5,747,125              21,613,691                8,136,534              29,750,225


 Exercise of stock options,
 -0- tax benefit                         1,375                   4,648                                            4,648

 Net loss for the
   year ended
   December 31, 1995                                                                 (3,736,454)             (3,736,454)
                                     ---------            ------------             ------------            ------------
 Balance,
   December 31, 1995                 5,748,500            $ 21,618,339             $  4,400,080            $ 26,018,419
                                     =========            ============             ============            ============





                 See accompanying notes to financial statements

                              SUN SPORTSWEAR, INC.

                            STATEMENTS OF CASH FLOWS


                                                                         For the year ended December 31,
                                                            ----------------------------------------------------------
                                                               1995                    1994                   1993
                                                            ------------            ------------          ------------
Cash flows from operating activities:
    Net (loss) income                                      $  (3,736,454)           $  2,448,676          $  2,736,589
    Adjustments to reconcile net
      income (loss) to net cash provided
      by (used in) operating activities:
        Depreciation and amortization                          1,526,015               1,225,139             1,102,448
       (Gain) loss on disposal
          of equipment                                           (18,054)                  1,025               730,025
        Decrease (increase) in
          accounts receivable                                 11,322,559             (10,644,227)           (1,840,415)
        Decrease (increase) in inventories                     6,524,260              (8,094,570)               20,180
       (Increase) decrease in federal
          income tax receivable,
          accrued and deferred                                (2,189,620)                 92,158               544,695
       (Increase) decrease in other assets                      (366,117)                (84,790)              273,505
       (Decrease) increase in
          accounts payable                                    (6,754,384)              5,925,735            (1,801,897)
       (Decrease) increase in
          accrued liabilities                                   (238,914)                938,153               375,318
                                                            ------------            ------------          ------------
    Net cash provided by (used in)
      operating activities                                     6,069,291              (8,192,701)            2,140,448
                                                            ------------            ------------          ------------

Cash flows from investing activities:
    Capital expenditures                                      (1,169,168)             (1,953,218)           (2,215,259)
    Proceeds from sale of equipment                               46,133                  70,956               202,031
                                                            ------------            ------------          ------------
    Net cash used in investing activities                     (1,123,035)             (1,882,262)           (2,013,228)
                                                            ------------            ------------          ------------

Cash flows from financing activities:
    (Decrease) increase in outstanding
      checks in excess of funds on deposit                    (1,297,807)                186,329             1,170,819
    Net (repayments) borrowings
      under line of credit agreement                          (2,487,000)             12,534,000              (864,000)
    Proceeds from issuance of
      long-term debt                                                 -0-                     -0-               923,052
    Principal payments under
      long-term debt                                            (376,635)             (2,558,454)             (909,258)
    Proceeds from issuance of common
      stock for employee stock options                             4,648                 481,171               102,000
                                                            ------------            ------------          ------------
    Net cash (used in) provided by
      financing activities                                    (4,156,794)             10,643,046               422,613
                                                            ------------            ------------          ------------

Net increase in cash                                             789,462                 568,083               549,833
Cash at beginning of period                                    1,217,171                 649,088                99,255
                                                            ------------            ------------          ------------
Cash at end of period                                       $  2,006,633            $  1,217,171          $    649,088
                                                            ============            ============          ============


SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest                                               $  1,269,992            $    688,174          $    541,360
     Income taxes                                           $    291,000            $  1,251,000          $  1,462,000

                              SUN SPORTSWEAR, INC.

                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

         OPERATIONS

         The Company is engaged in designing, sourcing, printing and wholesale distributing of imprinted, dyed, and decorated casual apparel. Products consist primarily of garments printed with designs which are subject to license or distributor agreements with third parties, and proprietary designs developed by the Company. Revenues from operations are principally generated in the United States.

         RECLASSIFICATIONS

         Certain reclassifications have been made to prior year amounts (including reclassification of distribution costs from "operating expenses" to "cost of goods sold") to conform to the presentation of the December 31, 1995 financial statements.

         INVENTORIES

         Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out (FIFO) method. Cost includes the purchase price of unprinted garments, the cost of manufacturing "cut-and-sewn" garments and the cost of production of printed garments.

         EQUIPMENT AND LEASEHOLD IMPROVEMENTS

         Furniture, vehicles, equipment and leasehold improvements are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets for furniture, vehicles and equipment and over the lease term or useful life for leasehold improvements.

         ACCOUNTS PAYABLE

         Outstanding checks in excess of funds on deposit of $1,003,000 and $2,299,000 at December 31, 1995 and 1994, respectively, have been classified as accounts payable.

         ACCRUED ROYALTIES PAYABLE

         Royalties are accrued when the related licensed garments are shipped. Additionally, the Company periodically reviews its royalty agreements, which contain guaranteed minimum payments, and accrues the amount of the guaranteed minimum royalties not expected to be met by sales of the licensed product.

         INCOME TAXES

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (FAS 109), Accounting for Income Taxes. Deferred taxes have been provided on income and expense items that are reported in different periods for financial and tax reporting purposes.

         REVENUE RECOGNITION

         Sales are recognized when finished garments are shipped from the Company's facilities.

         SALES DEDUCTIONS

         Sales discounts and allowances are accrued as sales are recorded. Sales returns, the other component of sales deductions, are accrued when the Company believes sales returns will occur.

         ESTIMATES BY MANAGEMENT

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         EARNINGS PER SHARE

         Earnings per share has been computed based upon the weighted average number of shares outstanding for all periods presented. Fully diluted earnings per share does not differ materially from primary earnings per share.


NOTE 2 - COMMITMENTS:

         The Company has historically leased office, warehouse and manufacturing space in Kent, Washington from a company owned by David Sabey, the majority shareholder until December 1992 (at which time Mr. Sabey divested himself of all his shares in the Company). The current lease requires monthly payments of $115,000 plus operating and maintenance expense of the facility. Rent expense for leases with Sabey totaled $1,389,000, $1,386,000 and $1,404,000 in 1995, 1994 and 1993 respectively. The Company has an option to purchase the facility it presently occupies during the five year period October 6, 1994 through October 5, 1999 for a mutually agreeable fair market price. This lease expires in 1999.

         The Company also leases warehouse space in Kent, Washington from a third party. The lease expires in January 1997. Rent expense for this third party lease, and other expired leases, in 1995, 1994 and 1993 totaled $181,000, $89,000 and $198,000, respectively.

         Future minimum rent commitments under all operating leases for periods after December 31, 1995 are as follows:

                        Rent Commitments
                        ----------------
                 1996                           $ 1,572,100
                 1997                             1,380,000
                 1998                             1,380,000
                 1999                             1,035,000
                                                -----------
                                                $ 5,367,100
                                                ===========

         Sun acquires rights to use trademarks and characters on specified types of garments, under license agreements from third parties. At December 31, 1995, the Company was party to approximately 52 such license agreements. Under these license agreements, the Company pays royalties of between 4% and 14% of the sales price of products sold displaying the licensed character or trademark. Royalty expense for Sun's license agreements totaled $9,004,513, $9,354,684 and $6,350,413 in 1995, 1994 and 1993 respectively. These license agreements typically require that the Company guarantee a minimum royalty payment. Unmet guaranteed minimum royalty commitments under all licensing agreements in place at December 31, 1995, are as follows:

                       Royalty Commitments
                       -------------------
                 1996                          $    920,000
                 1997                               429,000
                                               ------------
                                               $  1,349,000
                                               ============

At December 31, 1995, the Company had an allowance of $691,000 recorded on its balance sheet primarily to cover 1996 and 1997 minimum royalty commitments which are not anticipated to be recovered through licensed product sales. (See "Note 11 - Valuation and Qualifying Accounts")

NOTE 3 - INVENTORIES:

         Inventories are composed of:

                                                                                December 31,
                                                                   -------------------------------------
                                                                      1995                      1994
                                                                   -----------               -----------
Garments in process                                               $  2,244,781              $  2,205,577
Unprinted finished garments                                         19,827,823                24,544,341
Printed finished garments                                            5,617,347                 5,965,455
Supplies                                                               407,064                   521,000
Lower of cost or market allowance                                   (4,465,657)               (3,080,755)
                                                                   -----------               -----------
                                                                   $23,631,358               $30,155,618
                                                                   ===========               ===========



NOTE 4 - EQUIPMENT AND LEASEHOLD IMPROVEMENTS:

         Equipment and leasehold improvements are summarized by major classifications as follows:

                                                                                           December 31,
                                               Estimated                      -------------------------------------
                                              useful lives                       1995                     1994
                                              ------------                    -----------               -----------
Production equipment                              5-7                         $ 3,658,352               $ 3,500,342
Leasehold improvements                            5-10                          1,271,542                 1,157,422
Computer hardware and software                    3-5                           2,996,638                 1,507,205
Furniture and fixtures                             5                            1,116,112                 1,111,640
Distribution equipment                            5-10                          1,452,716                 1,395,543
Warehouse equipment                               5-7                             395,797                   338,507
Vehicles                                           5                               12,417                    27,317
                                                                              -----------               -----------
                                                                               10,903,574                 9,037,976
Construction in progress                                                              509                   922,373
LESS - Accumulated depreciation                                                (6,072,089)               (4,743,429)
                                                                              -----------               -----------
                                                                              $ 4,831,994               $ 5,216,920
                                                                              ===========               ===========


         In October 1993, the Company permanently discontinued all operations, including "cut-and-sew" garment manufacturing operations, at its Tennessee facility which resulted in charges to operations for shutdown expense of $898,000 during the year ended December 31, 1993.


NOTE 5 - NOTES PAYABLE:

         Notes payable consist of the following:


                                             Interest rate at               December 31,
                                               December 31,       -------------------------------
                                                   1995               1995                1994
                                             ----------------     ------------       ------------
         Bank line of credit, portion
            Prime based                           8.50%           $        -0-       $  3,987,000


         Bank line of credit, portion
            LIBOR based                           7.94%             13,500,000         12,000,000
                                                                  ------------       ------------
                                                                  $ 13,500,000       $ 15,987,000
                                                                  ============       ============

         At December 31, 1995, the Company's Bank credit agreement provided for a line of credit facility (including commercial and standby letters of credit) of up to $27,000,000. At December 31, 1995, total outstanding commercial letters of credit were $919,245 and approximately $1.8 million was available for borrowing. The borrowing rate for the revolving portion of the line was the prime rate or lower. All the Company's assets, including accounts receivable and inventories, were pledged as security for borrowings under the Bank credit agreement.

         In February 1996, the Company replaced its Bank credit agreement with a credit agreement provided by Heller Financial, Inc. The Heller credit agreement provides for a line of credit (including commercial letters of credit) of up to $24,000,000. The borrowing rate for the revolving portion of the line is the prime rate and all the Company's assets, including accounts receivable and inventories, are pledged as security for borrowings under the Heller credit agreement. The Heller credit agreement requires compliance with certain financial covenants principally relating to working capital, tangible net worth, ratio of debt to equity, expenditures for fixed assets, minimum earnings (before taxes, interest and depreciation), interest coverage, restrictions on the payment of dividends and restrictions on the incurrence of long-term debt.

         The weighted average interest rate for the Bank line of credit was 8.06% for 1995 and 6.73% for 1994.


NOTE 6 - LONG-TERM DEBT:

         Long-term debt consists of the following:


                                           Interest rate at                 December 31,
                                             December 31,         ---------------------------------
                                                 1995                 1995                 1994
                                           ---------------        -------------       -------------
         Notes payable to GE Capital
          in monthly installments
           of $25,694                      Variable - 5.91%       $     338,006       $     617,112

         Other notes payable               Various                          -0-              97,529
                                                                  -------------       -------------
                                                                        338,006             714,641

         LESS - Current installments                                   (245,652)           (376,636)
                                                                  -------------       -------------

         Long-term debt                                           $      92,354       $     338,005
                                                                  =============       =============

         The notes payable to GE Capital were paid off in February 1996.


NOTE 7 - CASH PROFIT SHARING, 401-K PROFIT SHARING PLAN, STOCK OPTION PLANS, AND RETIREMENT BENEFITS:

         The Company has a Cash Profit Sharing Plan for its employees ("Cash Plan"). Under the Cash Plan, the Board of Directors determines, at its discretion, a percentage of the Company's net profits to be distributed to employees on an annual basis. The amount of the distribution to any employee is based upon the employee's compensation level and in some instances, length of service with the Company. The Cash Plan is administered by a committee of senior management employees appointed by the Board of Directors. The amount charged to expense under the Cash Plan totaled $94,000, $194,000 and $321,000 in 1995, 1994 and 1993, respectively.

         Effective January 1, 1992, the Company established a 401-K profit sharing plan for qualifying employees. Employee contributions to the 401-K plan are matched by the Company dollar for dollar on the first $200 contributed to the plan; then $.25 for every $1 up to 6.0% of the employee's gross earnings. Employees are fully vested in the 401-K plan after three years of service. The 401-K plan is administered by a non-related, third party. The amount charged to expense under the 401-K plan totaled $66,000, $57,000 and $54,000 in 1995, 1994 and 1993, respectively.

         In October 1989, the Board of Directors approved stock option plans for Company employees and directors coincident with the completion of the public offering of common stock of the Company. The plans provide for the issuance of options to purchase common stock to employees and non-employee directors of the Company, at an exercise price in most cases equal to the fair market value at the date of grant. The maximum term of options granted is ten years. Options to employees are granted at the discretion of the Compensation Committee of the Board of Directors. Options granted to non-employee directors are granted in accordance with a formula set forth in the director plan. A total of 660,000 common stock shares have been reserved for issuance under these plans.

         Options granted and outstanding during the three years ended December 31, 1995 are:

                                                             Director Plan                       Employee Plan
                                                      ---------------------------          ----------------------------
                                                       Shares        Price/Share           Shares          Price/Share
                                                      -------        ------------          -------        -------------
         Options at December 31, 1992                  22,000        $6.00-$11.25          252,250        $3.25 - $6.25
                   Options granted                     11,000           $3.75              173,750        $3.19 - $3.38
                   Options canceled                   (17,000)       $6.00-11.25           (36,250)       $3.25 - $6.25
                   Options exercised                      -0-            - -               (28,500)       $3.25 - $4.50
                                                      -------                              -------



         Options at December 31, 1993                  16,000        $3.75-$6.00           361,250        $3.19 - $6.00
                   Options granted                      2,000           $5.88              141,750        $4.38 - $5.88
                   Options canceled                       -0-                              (72,125)       $3.19 - $6.00
                   Options exercised                      -0-                             (109,625)       $3.25 - $4.50
                                                      -------                              -------

         Options at December 31, 1994                  18,000        $3.75-$6.00           321,250        $3.38 - $5.88
                   Options granted                      2,000           $4.125              54,500           $4.125
                   Options canceled                    (1,000)          $4.125              (8,875)       $4.38 - $5.88
                   Options exercised                      -0-            - -                (1,375)           $3.38
                                                      -------                              -------

         Options at December 31, 1995                  19,000        $3.75-$6.00           365,500        $3.25 - $5.88
                                                      =======                             ========



         Options outstanding under the Director Plan are subject to one year vesting periods, carry a five year term, and at December 31, 1995, options for 18,000 shares were exercisable. Options outstanding under the Employee Plan are subject to vesting periods of up to four years, carry a ten year term, and at December 31, 1995, options for 268,541 shares were exercisable.

         In October 1995, the Financial Accounting Standards Board issued SFAS 123, "Accounting for Stock-Based Compensation", which establishes financial accounting and reporting standards for stock-based employee compensation plans and for the issuance of equity instruments to acquire goods and services from non-employees. The Company has not determined the method of adoption for the year ended December 31, 1996.


NOTE 8 - INDUSTRY PROFILE AND MAJOR CUSTOMERS:

         The Company operates almost exclusively in one industry, which is the wholesale distribution of imprinted, dyed and decorated casual apparel. The Company's customers consist of large retail mass merchants. A substantial portion of the Company's customers' ability to honor their obligations is dependent on the retail apparel economic sector.

         The Company has three major customers who are mass merchants. The percentage of gross sales for each customer and the total percentage of gross sales for the three customers are as follows:

                                             Percentage of gross sales        Total percentage
                                            for Kmart, Target and Wal-       of gross sales for
                                                Mart, respectively           the three customers
         For the year ended December 31,
                           1995                  17%, 24% and 47%                    88%
                           1994                  19%, 29% and 40%                    88%
                           1993                   8%, 38% and 36%                    82%


NOTE 9 - INCOME TAXES:

         In January 1993, the Company prospectively adopted Statement of Financial Accounting Standards No. 109 (FAS 109), Accounting for Income Taxes. FAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The impact of adopting FAS 109 was not significant to the Company.

         The provision (benefit) for income taxes was as follows :

                                      For the year ended December 31,
                              ------------------------------------------------
                                  1995              1994              1993
                              -----------        -----------       -----------
         Current              $(1,854,594)       $ 1,554,000       $ 1,299,668
         Deferred                 (44,026)          (326,000)          194,332
                              -----------        -----------       -----------
                              $(1,898,620)       $ 1,228,000       $ 1,494,000
                              ===========        ===========       ===========


Deferred tax assets (liabilities) at December 31 comprised the following:

                                                     1995          1994
                                                  ---------     ---------
         Inventory capitalization                 $ 463,749     $ 599,749
         Allowance for doubtful accounts             15,748        15,818
         Accrued expenses                            39,116        42,774
         Accrued royalties                          235,077       102,369
         Other                                       78,907        44,265
                                                  ---------     ---------
         Gross deferred tax assets                  832,597       804,975

         Less - Depreciation                       (199,907)     (216,311)
                                                  ---------     ---------

                                                  $ 632,690     $ 588,664
                                                  =========     =========

                                                     1995          1994
                                                  ---------     ---------
         Net current deferred tax asset           $ 788,332     $ 760,710
         Net noncurrent deferred tax liability     (155,642)     (172,046)
                                                  ---------     ---------
                                                  $ 632,690     $ 588,664
                                                  =========     =========

NOTE 10 - CONTINGENCIES

         The only legal proceedings to which the Company is a party involve routine matters that are incidental to its business. The Company does not believe that the resolution of these matters will have a material effect on the results of operations or financial condition of the Company.

NOTE 11 - VALUATION AND QUALIFYING ACCOUNTS

Activity of the Company's allowance for doubtful accounts follows:

                                              For the year ended December 31,
                                            -----------------------------------
                                              1995         1994         1993
                                            --------     --------     ---------
         Balance, beginning of the year     $ 46,524     $ 88,000     $ 258,000
         Provision for doubtful accounts         -0-          -0-           -0-
         Chargeoffs/collections                 (207)     (41,476)     (170,000)
                                            --------     --------     ---------
         Balance, end of the year           $ 46,317     $ 46,524     $  88,000
                                            ========     ========     =========

         During 1993, 1994 and 1995, the Company had an agreement with Heller Financial, Inc. intended to transfer the collection risk to Heller for Sun's accounts receivable for essentially all of its customers other than Target, Kmart and Wal-Mart. Under the agreement, Heller assumed 100% of the collection risk associated with the Company's covered receivables. Heller received a fee equal to .55% of the gross amount of covered receivables for assuming such collection risk. The amount charged to expense for factoring fees was $48,000, $80,000 and $169,000 in 1995, 1994 and 1993, respectively. This agreement expires in 1997.

         In February 1996, Sun amended the risk-transfer agreement with Heller, whereby Heller also assumes 70% of the collection risk associated with the Kmart receivables for a fee equal to .65% of the gross amount of such receivables.

Activity of the Company's lower of cost or market inventory reserves follows:

                                                 For the year ended December 31,
                                           -------------------------------------------
                                               1995            1994           1993
                                           -----------     -----------     -----------
         Balance, beginning of the year    $ 3,080,755     $ 1,501,876     $   919,725
         Accruals                            3,773,078       2,470,097         895,360
         Chargeoffs                         (2,388,176)       (891,218)       (313,209)
                                           -----------     -----------     -----------
         Balance, end of the year          $ 4,465,657     $ 3,080,755     $ 1,501,876
                                           ===========     ===========     ===========



Activity of the Company's unmet guaranteed minimum royalty reserves follows:

                                              For the year ended December 31,
                                           ------------------------------------
                                              1995          1994         1993
                                           ---------     ---------     --------
         Balance, beginning of the year    $ 301,085     $ 147,333     $    -0-
         Accruals                            693,643       350,000      147,333
         Chargeoffs                         (303,325)     (196,248)         -0-
                                           ---------     ---------     --------
         Balance, end of the year          $ 691,403     $ 301,085     $147,333
                                           =========     =========     ========


NOTE 12 - RELATED PARTY TRANSACTIONS

         During 1995, Sun hired the consulting firm of Wiley, Pene and Company to assist in the Company's re-engineering efforts. Wiley, Pene and Company was paid $243,000 from March to October 1995 for its services. Wiley, Pene and Company is owned by Robert Pene, a former director of Sun, who resigned from the Company's Board of Directors in September 1995; and by William S. Wiley, who was appointed as the Company's Chief Executive Officer, President and Director in October 1995.

NOTE 13 - SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

         Quarterly financial information for the years ended December 31, 1995 and 1994 is as follows:


                                  First              Second               Third               Fourth
                                Quarter             Quarter             Quarter              Quarter                Total
                                -------             -------             -------              -------                -----
1995
Net sales                  $ 25,720,562         $30,581,505        $ 16,224,578         $ 21,438,680         $ 93,965,325
Cost of
  goods sold                 22,522,498          25,310,087          17,097,761           19,639,509           84,569,855
                           ------------         -----------        ------------         ------------         ------------

Gross margin                  3,198,064           5,271,418            (873,183)           1,799,171            9,395,470
Operating
  expenses                    3,627,428           3,662,095           3,504,743            3,169,817           13,964,083
Other expense                   330,034             314,033             152,794              269,600            1,066,461
                           ------------         -----------        ------------         ------------         ------------

(Loss) income
  before provision
  for income taxes             (759,398)          1,295,290          (4,530,720)          (1,640,246)          (5,635,074)

(Benefit) provision
  for income taxes             (258,000)            440,000          (1,540,500)            (540,120)          (1,898,620)
                           ------------         -----------        ------------         ------------         ------------

Net (loss) income          $   (501,398)        $   855,290        $ (2,990,220)        $ (1,100,126)        $ (3,736,454)
                           ============         ===========        ============         ============         ============

Net (loss) income
  per share                      $(0.09)              $0.15            $(0 .52)               $(0.19)              $(0.65)


                                  First              Second               Third               Fourth
                                Quarter             Quarter             Quarter              Quarter                Total
                                -------             -------             -------              -------                -----

1994
Net sales                   $27,224,201         $27,374,640         $26,633,787          $31,980,268         $113,212,896
Cost of
  goods sold                 22,394,136          22,778,232          23,230,396           27,476,000           95,878,764
                            -----------         -----------         -----------          -----------         ------------

Gross margin                  4,830,065           4,596,408           3,403,391            4,504,268           17,334,132
Operating
  expenses                    3,304,038           3,373,498           3,129,524            3,285,020           13,092,080
Other expense                    59,258              69,235             167,585              269,298              565,376
                            -----------         -----------         -----------          -----------         ------------

Income before
  provision for
  income taxes                1,466,769           1,153,675             106,282              949,950            3,676,676

Provision for
  income taxes                  498,000             377,579              51,808              300,613            1,228,000
                            -----------         -----------         -----------          -----------         ------------

Net income                  $   968,769         $   776,096         $    54,474          $   649,337         $  2,448,676
                            ===========         ===========         ===========          ===========         ============

Net income
  per share                       $0.17               $0.14               $0.01                $0.11                $0.43


The sum of quarterly earnings per share will not necessarily equal the earnings per share reported for the entire year, due to rounding.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         For certain information with respect to executive officers of Sun Sportswear, Inc., see "Item I, Executive Officers" above. The other information required by Part III, Item 10, is incorporated by reference from Sun Sportswear, Inc.'s Proxy Statement relating to Sun Sportswear, Inc.'s 1996 Annual Meeting of Shareholders. Such Proxy Statement will be filed pursuant to Regulation 14A within 120 days of December 31, 1995.

ITEM 11 - EXECUTIVE COMPENSATION

         The information required by Part III, Item 11, is incorporated by reference from Sun Sportswear, Inc.'s Proxy Statement relating to Sun Sportswear, Inc.'s 1996 Annual Meeting of Shareholders. Such Proxy Statement will be filed pursuant to Regulation 14A within 120 days of December 31, 1995.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Part III, Item 12, is incorporated by reference from Sun Sportswear, Inc.'s Proxy Statement relating to Sun Sportswear, Inc.'s 1996 Annual Meeting of Shareholders. Such Proxy Statement will be filed pursuant to Regulation 14A within 120 days of December 31, 1995.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Part III, Item 13, is incorporated by reference from Sun Sportswear, Inc.'s Proxy Statement relating to Sun Sportswear, Inc.'s 1996 Annual Meeting of Shareholders. Such Proxy Statement will be filed pursuant to Regulation 14A within 120 days of December 31, 1995.


                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

1.       FINANCIAL STATEMENTS

         The following financial statements are filed as part of this form in
Part II, Item 8:

         -       Report of Independent Public Accountants

         -       Balance Sheets as of December 31, 1995 and 1994

         - Statements of Income for the years ended December 31, 1995, 1994, and 1993

         - Statements of Shareholders' Equity for the years ended December 31, 1995, 1994 and 1993

         - Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993

         -       Notes to Financial Statements


2.       EXHIBITS

         The required exhibits are included at the back of this Form and are described on the Exhibit Index immediately preceding the first such exhibit.

3.       REPORTS ON FORM 8-K

         Form 8-K was filed October 6, 1995.

SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF KENT, STATE OF WASHINGTON, ON MARCH 14, 1996.

                                              SUN SPORTSWEAR, INC.
                                              (REGISTRANT)



                                              BY:   /S/ WILLIAM S. WILEY
                                                    ----------------------------
                                                    William S. Wiley,
                                                    President and
                                                    Chief Executive Officer

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS, IN THE FOLLOWING CAPACITIES AND ON THE DATES INDICATED.



             SIGNATURE                               TITLE                             DATE
             ---------                               -----                             ----
 /s/ William S. Wiley                      Chief Executive Officer,               March 14, 1996
----------------------------------         President and Director
William S. Wiley                           (Principal Executive Officer)


 /s/ Larry C. Mounger                      Chairman of the Board                  March 14, 1996
----------------------------------
Larry C. Mounger


 /s/ James H. Williams                     Director                               March 14, 1996
----------------------------------
James H. Williams


 /s/ Paul R. Rollins, Jr.                  Director                               March 14, 1996
----------------------------------
Paul R. Rollins, Jr.


 /s/ James A. Walsh                        Director                               March 14, 1996
----------------------------------
James A. Walsh


 /s/ Kevin C. James                        Senior Vice President,                 March 14, 1996
----------------------------------         Chief Financial Officer
Kevin C. James                             (Principal Financial Officer)


 /s/ Michael J. Sandhorst                  Controller                             March 14, 1996
----------------------------------         (Principal Accounting Officer)
Michael J. Sandhorst

                                   1995 10-K
                               Index to Exhibits

Exhibit No.      Description                                                                           Page
-----------      -----------                                                                           ----
   3.1           Restated Articles of Incorporation of the Registrant.                                    *

  10.1           1989 Employee Stock Option Plan of the Registrant.                                       *

  10.2.1         1989 Director Stock Option Plan of the Registrant, as amended.                         *95Q*

  10.4           Industrial Lease, dated April 3, 1989,
                 between the Registrant and Sabey Corporation.                                            *

  10.9           Tax Claims and Access Agreement, dated as of October 6, 1989,
                   between the Registrant and David A. Sabey.                                             *

  10.12          Form of Indemnification Agreement between
                   the Company and its directors.                                                       *91*

  10.18          Employment Agreement between Registrant and
                   Kevin James, Senior Vice President and Chief Financial Officer.                      *94* +

  10.19          Employment Agreement between Registrant and
                   L. Kaye Counts, Executive Vice President and
                   Chief Operating Officer.                                                             *94* +

  10.20          License Agreement between Registrant and
                   The Walt Disney Company for The Lion King(C) characters.                             *94*

  10.21          License Agreement between Registrant and
                   The Walt Disney Company for Pocahontas(C) characters.                                *94*

  10.23.1        Employment Agreement between Registrant and
                   Sandra L. Teufel, Senior Vice President -
                   Sales and Merchandising.                                                             38-43+

  10.25          License Agreement between Registrant and
                   The Walt Disney Company
                   for The Hunchback of Notre Dame(C) characters.                                       44-68

  10.26          License Agreement between Registrant and
                   The Walt Disney Company for Winnie the Pooh(C) characters.                           69-91

  10.27          Credit Agreement, dated as of February 13, 1996,
                   between the Registrant and Heller Financial, Inc.                                   92-143

  29             Proxy Statement to Shareholders for Sun's
                   1996 Annual Meeting of Shareholders.                                                  ++



         * Filed as an exhibit to Form S-1 Registration Statement (No. 33-31688), and incorporated herein by reference.

         *91*    Filed as an exhibit to Form 10-K for the year
                   ended December 31, 1991 and incorporated herein by reference.

         *94* Filed as an exhibit to Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

         *95Q* Filed as an exhibit to Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference.

           ++    To be filed within 120 days of December 31, 1995,
                   pursuant to General Instruction G to Form 10-K

            +    Employment Contract for Named Executive Officer
__________________________________