Form 10-Q
period 1996-03-31
SUN SPORTSWEAR INC
filed 1996-05-13
CIK 856711

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly period ended MARCH 31, 1996

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

As of May 1, 1996 the Registrant had 5,748,500 shares of common stock outstanding.

                              SUN SPORTSWEAR, INC.

                                      INDEX

                                                                                   Page
                                                                                   ----
Part I.                    Financial Information

         Item 1.                    Financial Statements:

                                    Balance Sheets                                 3-4
                                    at March 31, 1996 (unaudited)
                                    and December 31, 1995

                                    Statements of Income                           5
                                    for the three months ended March 31,
                                    1996 and 1995 (unaudited)

                                    Statements of Cash Flows                       6
                                    for the three months ended March 31,
                                    1996 and 1995 (unaudited)

                                    Notes to Financial Statements                  7-8

         Item 2.                    Management's Discussion and Analysis           9-11
                                    of Financial Condition and Results
                                    of Operations

Part II.                   Other Information

         Item 1.                    Legal Proceedings                              11

         Item 2.                    Changes in Securities                          11

         Item 3.                    Defaults upon Senior Securities                11

         Item 4.                    Submission of Matters to a Vote of             11
                                    Security Holders

         Item 5.                    Other Information                              11

         Item 6.                    Exhibits and Reports on Form 8-K               11

Signature Page                                                                     12

                              SUN SPORTSWEAR, INC.

                                 BALANCE SHEETS

                                                                  MARCH 31, 1996               DECEMBER 31, 1995
                                                                  --------------               -----------------
                                                                    (UNAUDITED)
         ASSETS

CURRENT ASSETS:

         Cash                                                       $   114,661                    $ 2,006,633
         Accounts receivable, net of
           allowance for doubtful accounts of
           $46,110 and $46,317, respectively                         15,701,879                     13,102,275
         Inventories, net (Note 2)                                   18,449,709                     23,631,358
         Prepaid expenses and other
           current assets                                             1,035,839                        959,872
         Deferred income taxes                                          788,332                        788,332
         Federal income tax receivable                                1,674,617                      1,979,535
                                                                    -----------                    -----------

         Total current assets                                        37,765,037                     42,468,005

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net:
         (Note 3)                                                     4,682,911                      4,831,994

OTHER ASSETS:                                                            14,500                         15,107
                                                                    -----------                    -----------

         Total assets                                               $42,462,448                    $47,315,106
                                                                    ===========                    ===========

                                   (continued)
                 See accompanying notes to financial statements

                              SUN SPORTSWEAR, INC.

                                 BALANCE SHEETS
                                   (CONTINUED)

                                                                  MARCH 31, 1996               DECEMBER 31, 1995
                                                                  --------------               -----------------
                                                                    (UNAUDITED)

         LIABILITIES AND
         SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

         Notes payable                                              $ 7,019,656                   $13,500,000
         Accounts payable                                             5,967,813                     4,985,953
         Accrued royalties payable                                    2,145,856                     1,753,745
         Accrued wages and taxes payable                                816,211                       512,078
         Accrued interest payable                                        72,125                        51,263
         Current portion of long-term debt                                  -0-                       245,652
                                                                    -----------                   -----------

         Total current liabilities                                   16,021,661                    21,048,691
                                                                    -----------                   -----------

NONCURRENT LIABILITIES:
         Long-term debt,
           net of current portion                                           -0-                        92,354
         Deferred income taxes                                          155,642                       155,642
                                                                    -----------                   -----------

         Total noncurrent liabilities                                   155,642                       247,996
                                                                    -----------                   -----------

SHAREHOLDERS' EQUITY:
         Common stock, no par value,
           20,000,000 shares authorized;
           5,748,500 shares at 3/31/96
           and 5,748,500 shares at 12/31/95
           issued and outstanding                                    21,618,339                    21,618,339
         Retained earnings                                            4,666,806                     4,400,080
                                                                    -----------                   -----------

         Total shareholders' equity                                  26,285,145                    26,018,419
                                                                    -----------                   -----------

COMMITMENTS AND
  CONTINGENCIES:
         Total liabilities and
           shareholders' equity                                     $42,462,448                   $47,315,106
                                                                    ===========                   ===========

                 See accompanying notes to financial statements

                              SUN SPORTSWEAR, INC.

                              STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                 FOR THE THREE MONTHS ENDED MARCH 31,
                                                                  1996                          1995
                                                               ------------                  -----------
Proprietary sales                                              $ 4,622,364                   $ 6,032,857
Licensed sales                                                  20,459,638                    20,556,442
Sales deductions                                                  (648,562)                     (868,737)
                                                               -----------                   -----------

Net sales (Note 4):                                             24,433,440                    25,720,562
         Cost of goods sold                                     20,623,529                    22,522,498
                                                               -----------                   -----------
         Gross margin                                            3,809,911                     3,198,064
                                                               -----------                   -----------
Operating expenses:
         Selling                                                   775,069                       987,625
         Design and pattern                                        662,261                       644,143
         General and administrative                              1,712,697                     1,981,996
         Provision for doubtful
           accounts and factoring fees                              31,971                        13,664
                                                               -----------                   -----------
                                                                 3,181,998                     3,627,428
                                                               -----------                   -----------
         Operating income (loss)                                   627,913                      (429,364)
                                                               -----------                   -----------

Other expense (income):
         Interest expense                                          240,991                       344,318
         Other, net                                                (17,804)                      (14,284)
                                                               -----------                   -----------
                                                                   223,187                       330,034
                                                               -----------                   -----------

Income (loss) before provision
  for income taxes                                                 404,726                      (759,398)
Provision (benefit) for income taxes                               138,000                      (258,000)
                                                               -----------                   -----------

Net income (loss)                                              $   266,726                   $  (501,398)
                                                               ===========                   ===========

Earnings (loss) per share:                                     $      0.05                   $     (0.09)
                                                               ===========                   ===========

Weighted average shares outstanding                              5,748,500                     5,747,544

                 See accompanying notes to financial statements

                              SUN SPORTSWEAR, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                FOR THE THREE MONTHS ENDED MARCH 31,
                                                                                1996                           1995
                                                                            ------------                   -----------
Cash flows from operating activities:
     Net income (loss)                                                      $   266,726                    $  (501,398)
     Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
         Depreciation and amortization                                          398,025                        355,538
         (Gain) on disposal of equipment                                         (6,230)                        (5,411)
         (Increase) decrease in accounts receivable                          (2,599,604)                     1,910,303
         Decrease in inventories                                              5,181,649                      1,146,159
         Decrease (increase) in federal
           income tax receivable, accrued and deferred                          304,918                       (407,000)
         (Increase) decrease in other assets                                    (75,360)                       145,178
         Increase (decrease) in accounts payable                                563,798                     (4,456,192)
         Increase (decrease) in accrued liabilities                             717,106                       (131,671)
                                                                            -----------                    -----------
     Net cash provided by (used in) operating activities                      4,751,028                     (1,944,494)
                                                                            -----------                    -----------

Cash flows from investing activities:
     Capital expenditures                                                      (248,712)                      (513,000)
     Proceeds from sale of equipment                                              6,000                         33,442
                                                                            -----------                    -----------
     Net cash used in investing activities                                     (242,712)                      (479,558)
                                                                            -----------                    -----------

Cash flows from financing activities:
     Increase in outstanding
       checks in excess of funds on deposit                                     418,063                        211,105
     Net (repayments) borrowings
       under line of credit agreement                                        (6,480,344)                     1,215,000
     Principal payments under long-term debt                                   (338,007)                       (68,333)
     Proceeds from issuance of common
       stock for employee stock options                                             -0-                          2,113
                                                                            -----------                    -----------
     Net cash (used in) provided by financing activities                     (6,400,288)                     1,359,885
                                                                            -----------                    -----------

Net (decrease) in cash                                                       (1,891,972)                    (1,064,167)
Cash at beginning of period                                                   2,006,633                      1,217,171
                                                                            ===========                    ===========
Cash at end of period                                                       $   114,661                    $   153,004
                                                                            ===========                    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid (received) during the period for:
         Interest                                                           $   220,129                     $  335,162
         Income taxes                                                       $  (166,918)                    $  149,000

                 See accompanying notes to financial statements

                              SUN SPORTSWEAR, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:

INTERIM FINANCIAL STATEMENTS

The accompanying financial statements at March 31, 1996 for the three months ended March 31, 1996 and 1995 are unaudited. These unaudited interim financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying condensed financial statements include all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results for the interim periods. The results of operations and cash flows for the three months ended March 31, 1996 and 1995 are not necessarily indicative of the results of operations and cash flows that may be expected for the entire year, which are subject to year-end adjustments in conjunction with the annual audit by the Company's independent public accountant. The accompanying condensed financial statements and related notes should be read in conjunction with the financial statements and footnotes thereto included in Sun Sportswear, Inc.'s (the "Company") 1995 Form 10-K and Annual Report to Shareholders. See also "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations Quarterly Net Sales - Seasonality" on page 10 of this report.

NOTE 2 - INVENTORIES:

         Inventories are composed as follows:

                                                              March 31,              December 31,
                                                                1996                    1995
                                                             -----------            -------------

         Garments in process                                 $ 1,852,817             $ 2,244,781
         Unprinted finished garments                          17,028,386              19,827,823
         Printed finished garments                             2,893,247               5,617,347
         Supplies                                                452,823                 407,064
         Lower of cost or market allowance                    (3,777,564)             (4,465,657)
                                                             ===========             ===========
                                                             $18,449,709             $23,631,358
                                                             ===========             ===========

NOTE 3 - EQUIPMENT AND LEASEHOLD IMPROVEMENTS:

Equipment and leasehold improvements are summarized by major classifications as follows:

                                                 Estimated useful                 March 31,                 December 31,
                                                      lives                         1996                       1995
                                                 ----------------                -----------                ------------
       Production equipment                            5-7                       $ 3,700,974                $ 3,658,352
       Leasehold improvements                          5-10                        1,284,819                  1,271,542
       Computer hardware and software                  3-5                         3,078,787                  2,996,638
       Furniture and fixtures                           5                          1,116,112                  1,116,112
       Distribution equipment                          5-10                        1,452,716                  1,452,716
       Warehouse equipment                             5-7                           395,797                    395,797
       Vehicles                                         5                             12,417                     12,417
                                                                                 -----------                -----------
                                                                                  11,041,622                 10,903,574
       Construction in progress                                                      110,936                        509
       LESS - Accumulated depreciation                                            (6,469,647)                (6,072,089)
                                                                                 ===========                ===========
                                                                                 $ 4,682,911                $ 4,831,994
                                                                                 ===========                ===========

NOTE 4 - MAJOR CUSTOMERS:

The Company operates almost exclusively in one industry, which is the wholesale distribution of imprinted, dyed and decorated casual apparel. The Company has three major customers, all of whom are mass merchants. The percentage of gross sales for each customer and the total percentage of gross sales for the three customers are as follows:

                                                         Percentage of gross sales for         Total percentage
                                                          the Company's three largest         of gross sales for
                                                                   customers                  the three customers
       For the three months ended March 31,
                1996                                           11%, 22% and 57%                       90%
                1995                                           17%, 29% and 42%                       88%

       For the year ended December 31, 1995                    17%, 24% and 47%                       88%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage relationship of certain income statement items to net sales and the dollar increase or decrease as a percentage of such items from period to period:

                                                                                                 Dollar Increase
                                                                                                    (Decrease)
                                                           Three months ended March 31,             Percentage
                                                            1996                 1995              1995 to 1996
                                                            -----                -----           ---------------
      Gross sales
           Proprietary sales                                 18.9%                23.5%              (23.4)%
           Licensed sales                                    83.7                 79.9                (0.5)
      Sales deductions                                       (2.6)                (3.4)              (25.3)
                                                            -----                -----
      Net sales                                             100.0                100.0                (5.0)

      Cost of goods sold                                     84.4                 87.6                (8.4)
      Gross margin                                           15.6                 12.4                19.1
      Operating expenses                                     13.0                 14.1               (12.3)
      Interest expense                                        1.0                  1.3               (30.0)
      Other (income) and expense                             (0.1)                (0.1)              (24.1)
      Provision (benefit) for income taxes                    0.6                 (1.0)              153.5
                                                            -----                -----

      Net income (loss)                                       1.1%               (1.9)%              153.2
                                                            =====                =====

FIRST QUARTER OF 1996 AND FIRST QUARTER OF 1995

NET SALES. Net sales for the three months ended March 31, 1996 decreased 5.0% to $24.4 million from $25.7 million in the first three months of 1995. The Company believes the primary reason for this decrease was the decline in sales of men's and boys' products. Sales of men's and boys' products decreased 21% to $8.6 million in the first quarter of 1996 from $10.9 million in the same period of 1995, primarily as a result of a soft retail environment.

         Women's and girls' gross sales increased by 5% to $16.3 million in the first quarter of 1996 from $15.5 million in the same period of 1995. The Company believes this increase was primarily due to the strong design and merchandising abilities of this division, coupled with a strong license portfolio.

         Gross sales of licensed products remained virtually unchanged at $20.5 million in the first quarter of 1996 versus $20.6 million in the first quarter of 1995. Sales of product bearing Winnie the Pooh((C) Disney) designs increased in the first quarter of 1996 over 1995 and Looney Tunes(C) and joint Looney Tunes(C) licensed product sales decreased in the first quarter of 1996 versus the first quarter of 1995. The Company, on an ongoing basis, is actively seeking additional licenses and brands to add to its existing stable of licensed properties. Recent license acquisitions include Disney Enterprises' 1996 animated movie The Hunchback of Notre Dame((C) Disney) and the live action release, 101 Dalmatians((C) Disney). There can be no assurances, however, that any license acquisitions will receive positive market acceptance by Sun's customers.

         Gross sales of proprietary products decreased by 23% to $4.6 million in the 1996 quarter from $6.0 million in the 1995 quarter. The Company believes this decrease was primarily the result of the soft retail environment and strong competition from garments bearing licensed characters and trademarks.

         Gross sales to Sun's largest three customers decreased 4% in the first three months of 1996 versus sales in the same period of 1995. Gross sales to Sun's other customers decreased 22% in the first three months of 1996 versus the same period of 1995, primarily as a result of the competitive retail environment faced by many of these customers.

         Sales deductions, consisting of sales returns, discounts and allowances, decreased to $649,000 in the 1996 quarter from $869,000 in 1995. This decrease was primarily due to decreases in the amount of product returns.

GROSS MARGIN. Gross margin as a percentage of net sales increased to 15.6% in the first quarter of 1996 from 12.4% in the first quarter of 1995. This increase was primarily the result of three factors. First, customer returns were down in the 1996 quarter versus 1995. Second, 1995 margins were negatively impacted by efforts to reduce men's inventory, including customer incentives and substitution of existing, higher value inventory to fill customer orders for lower value product, while the 1996 quarter was not impacted by such actions. Third, the Company's efforts to re-engineer its operating processes, begun in 1995, lowered Sun's manufacturing costs in the first quarter of 1996.

OPERATING EXPENSES. Operating expenses decreased to $3.2 million (or 13.0% of net sales) in 1996 from $3.6 million (or 14.1% of net sales) in the first quarter of 1995. This decrease was primarily attributable to decreases in selling, and general and administrative expenses.

         General and administrative expenses decreased to $1.7 million, or 7.0% of net sales, in the first quarter of 1996 from $2.0 million, or 7.8% of net sales, in the same period of 1995. This decrease was primarily the result of elimination of positions under a restructuring plan implemented by the Company in the first quarter of 1996 (see "First Quarter 1996 Restructuring" below).

         Selling expense decreased to $775,000, or 3.2% of net sales, in the first quarter of 1996 from $988,000, or 3.8% of net sales, in the same period of 1995. This decrease was primarily the result of the elimination of positions under a restructuring plan implemented by the Company in the first quarter of 1996 (see "First Quarter 1996 Restructuring" below).

INTEREST EXPENSE. Quarterly interest expense decreased 30% to $241,000 in the first quarter of 1996 from $344,000 in 1995 primarily as a result of lower borrowing levels in the 1996 quarter.

NET INCOME (LOSS). Net income increased to $267,000 in the first quarter of 1996 from a net loss of $501,000 in the same period of 1995, as a result of the factors described above.

FIRST QUARTER 1996 RESTRUCTURING. In February 1996, the company initiated a restructuring plan, that, among other things, resulted in the combining of Sun's Women's and Girls' Division and Men's and Boys' Division. Sandra L. Teufel assumed leadership of the combined Women's/Girls' and Men's/Boys' operations, as Senior Vice President - Sales and Merchandising. Ms. Teufel had most recently served as

Sun's Senior Vice President - Women's and Girls' Division. The restructuring plan also resulted in the elimination of approximately 30 indirect positions from the Company's workforce, including Kenneth R. Schrang's position as Senior Vice President - Men's and Boys' Division.


QUARTERLY NET SALES - SEASONALITY

         The Company's net sales fluctuate from quarter to quarter. Quarterly net sales for 1996 and 1995 are set forth below.

                                                          1996                            1995
                                                   --------------------------------------------------
                                                    Amount    Percent               Amount    Percent

                 First Quarter                     $24,433       *                 $25,720      27.4%
                 Second Quarter                                                     30,582      32.5
                 Third Quarter                                                      16,225      17.3
                 Fourth Quarter                    _______                          21,438      22.8
                                                                                   -------     -----

                      Total                        $24,433                         $93,965     100.0%
                                                   =======                         =======     =====

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company finances working capital needs primarily from "internally generated funds" (which the Company defines as net income plus depreciation) and short term borrowing under a credit agreement. In February 1996, the Company replaced its former $27 million U.S. Bank credit agreement with a credit agreement provided by Heller Financial, Inc. The Heller credit agreement provides for a line of credit (including commercial letters of credit) of up to $24 million and expires in February 1998. At March 31, 1996, approximately $11.5 million was available for borrowing. The borrowing rate for the revolving portion of the line is the prime rate. All the Company's assets, including accounts receivable and inventories, are pledged as security for borrowings under the Heller credit agreement. Under the agreement, the amount borrowed at any time, together with letters of credit issued on behalf of the Company, may not exceed 85% of eligible accounts receivable and 60% of eligible inventory - up to $8.5 million. The Heller credit agreement requires compliance with certain financial covenants principally relating to working capital, tangible net worth, ratio of debt to equity, expenditures for fixed assets, minimum earnings (before taxes, interest and depreciation), interest coverage, restrictions on the payment of dividends and restrictions on the incurrence of long-term debt. The Company was in compliance with the Heller debt covenants at March 31, 1996.

         Inventory levels decreased by $5,182,000 or 21.9% from December 31,1995 to March 31, 1996 primarily as a result of the Company's concerted efforts to operate its business with lower levels of inventory. The Company believes there was approximately $3.0 million (net of inventory markdown reserves of $3.8 million) of impaired surplus inventory on hand at March 31, 1996, which is expected to be sold at little or no margin in 1996. As a result, the Company believes its gross margin will be negatively impacted in 1996 by 1% to 2% of net sales.

         Accounts receivable increased by 19.8% to $15.7 million at March 31, 1996 from 13.1 million at December 3,1995 as a result of the higher levels of sales in the first quarter of 1996 than in the fourth quarter of 1995.

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

         Notes payable (borrowings under the Company's line of credit) decreased $6.5 million or 48% and accounts payable increased $982,000 from December 31, 1995 to March 31, 1996. The net decrease in notes payable and accounts payable was primarily the result of the reduction in inventory that occurred during the first quarter of 1996.

         During the first quarter of 1996, the Company purchased approximately $249,000 of machinery and equipment for production, warehouse, distribution and office use. The Company anticipates that total expenditures for machinery and equipment will be less than $250,000 during the remainder of 1996.

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



                                                SUN SPORTSWEAR, INC.


DATE:  May 8, 1996                          BY: /s/ William S. Wiley
     ------------------------                   ---------------------
                                                William S. Wiley
                                                Chairman of the Board,
                                                Chief Executive Officer
                                                and President


DATE:  May 8, 1996                          BY: /s/ Kevin C. James
     ------------------------                   -------------------
                                                Kevin C. James
                                                Senior Vice President
                                                and Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit                         Description                           Page
- -------                        -------------                          ----
  27                           Financial Data
                                 Schedule
