Form 10-Q
period 1996-06-30
SUN SPORTSWEAR INC
filed 1996-08-13
CIK 856711

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



(Mark one)


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly period ended JUNE 30, 1996

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

As of August 9, 1996 the Registrant had 5,748,500 shares of common stock outstanding.

                              SUN SPORTSWEAR, INC.

                                      INDEX


                                                                         Page
Part I.            Financial Information

         Item 1.        Financial Statements:

                        Balance Sheets at June 30, 1996                    3-4
                        (unaudited) and December 31, 1995


                        Statements of Income                               5
                        for the three months ended
                        June 30, 1996 and 1995 (unaudited) and for the six months ended June 30, 1996 and 1995 (unaudited)

                        Statements of Cash Flows                           6
                        for the six months ended June 30,
                        1996 and 1995 (unaudited)

                        Notes to Financial Statements                      7-8

         Item 2.        Management's Discussion and Analysis               8-12
                        of Financial Condition and Results
                        of Operations

Part II.           Other Information

         Item 1.        Legal Proceedings                                  12

         Item 2.        Changes in Securities                              12

         Item 3.        Defaults upon Senior Securities                    12

         Item 4.        Submission of Matters to a Vote of                 12
                        Security Holders

         Item 5.        Other Information                                  12

         Item 6.        Exhibits and Reports on Form 8-K                   12


Signature Page                                                             13

                              SUN SPORTSWEAR, INC.
                                 BALANCE SHEETS

                                                      JUNE 30,      DECEMBER 31,
                                                       1996             1995
                                                    -----------     -----------
                                                    (UNAUDITED)
    ASSETS

CURRENT ASSETS:
         Cash                                       $   111,094     $ 2,006,633
         Accounts receivable, net of
           allowance for doubtful accounts of
           $45,904 and $46,317, respectively         16,133,426      13,102,275
         Inventories, net (Note 2)                   18,766,448      23,631,358
         Prepaid expenses and other
           current assets                             1,054,264         959,872
         Deferred income taxes                          788,332         788,332
         Federal income tax receivable                  247,387       1,979,535
                                                    -----------     -----------

         Total current assets                        37,100,951      42,468,005

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET
         (Note 3)                                     4,384,122       4,831,994

OTHER ASSETS                                             14,500          15,107
                                                    -----------     -----------
         Total assets                               $41,499,573     $47,315,106
                                                    ===========     ===========




                                   (continued)
                 See accompanying notes to financial statements

                              SUN SPORTSWEAR, INC.

                                 BALANCE SHEETS
                                   (CONTINUED)

                                                     JUNE 30,       DECEMBER 31,
                                                      1996              1995
                                                  ------------      -----------
                                                  (UNAUDITED)

         LIABILITIES AND
         SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
         Notes payable                            $ 7,349,470       $13,500,000
         Accounts payable                           5,300,123         4,985,953
         Accrued royalties payable                  1,776,377         1,753,745
         Accrued wages and taxes payable              557,694           512,078
         Accrued interest payable                      54,851            51,263
         Current portion of long-term debt                -0-           245,652
                                                  -----------       -----------

         Total current liabilities                 15,038,515        21,048,691
                                                  -----------       -----------

NONCURRENT LIABILITIES:
         Long-term debt,
           net of current portion                         -0-            92,354
         Deferred income taxes                        155,642           155,642
                                                  -----------       -----------

         Total noncurrent liabilities                 155,642           247,996
                                                  -----------       -----------

SHAREHOLDERS' EQUITY:
         Common stock, no par value,
           20,000,000 shares authorized;
           5,748,500 shares at 6/30/96
           and 5,748,500 shares at 12/31/95
           issued and outstanding                  21,618,339        21,618,339
         Retained earnings                          4,687,077         4,400,080
                                                  -----------       -----------

         Total shareholders' equity                26,305,416        26,018,419
                                                  -----------       -----------

COMMITMENTS AND
  CONTINGENCIES
         Total liabilities and
           shareholders' equity                   $41,499,573       $47,315,106
                                                  ===========       ===========


                 See accompanying notes to financial statements

                              SUN SPORTSWEAR, INC.

                              STATEMENTS OF INCOME
                                   (UNAUDITED)

                                     FOR THE THREE MONTHS ENDED               FOR THE SIX MONTHS ENDED
                                               JUNE 30,                                JUNE 30,
                                  --------------------------------        --------------------------------
                                       1996                1995               1996                 1995
                                  ------------        ------------        ------------        ------------
Proprietary sales                 $  5,703,323        $  4,397,014        $ 10,325,687        $ 10,429,871
Licensed sales                      14,762,315          26,791,188          35,221,953          47,347,630
Sales deductions                      (431,073)           (606,697)         (1,079,635)         (1,475,434)
                                  ------------        ------------        ------------        ------------

Net sales (Note 4):                 20,034,565          30,581,505          44,468,005          56,302,067
Cost of goods sold                  16,871,903          25,310,087          37,495,432          47,832,585
                                  ------------        ------------        ------------        ------------
Gross margin                         3,162,662           5,271,418           6,972,573           8,469,482
                                  ------------        ------------        ------------        ------------
Operating expenses:
     Selling                           741,110             899,060           1,516,179           1,886,685
     Design and pattern                681,697             614,839           1,343,958           1,258,982
     General and
       administrative                1,514,732           2,132,007           3,227,429           4,114,003
     Provision for doubtful
       accounts and
       factoring fees                   46,513              16,189              78,484              29,853
                                  ------------        ------------        ------------        ------------
                                     2,984,052           3,662,095           6,166,050           7,289,523
                                  ------------        ------------        ------------        ------------

Operating income                       178,610           1,609,323             806,523           1,179,959
                                  ------------        ------------        ------------        ------------

Other expense (income):
     Interest expense                  176,390             360,735             417,381             705,053
     Other, net                        (27,052)            (46,702)            (44,856)            (60,987)
                                  ------------        ------------        ------------        ------------
                                       149,338             314,033             372,525             644,066
                                  ------------        ------------        ------------        ------------

Income before provision
  for income taxes                      29,272           1,295,290             433,998             535,893
Provision for
  income taxes                           9,000             440,000             147,000             182,000
                                  ------------        ------------        ------------        ------------

Net income                        $     20,272        $    855,290        $    286,998        $    353,893
                                  ============        ============        ============        ============

Earnings per share:               $       0.00        $       0.15        $       0.05        $       0.06
                                  ============        ============        ============        ============

Weighted average shares              5,748,500           5,748,451           5,748,500           5,747,997
  outstanding







                 See accompanying notes to financial statements

                              SUN SPORTSWEAR, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               FOR THE SIX MONTHS ENDED JUNE 30,
                                                                   1996                1995
                                                               -----------        -------------
Cash flows from operating activities:
     Net income                                                $   286,998        $   353,893
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
         Depreciation and amortization                             806,787            738,815
         Gain on disposal of equipment                             (10,196)            (5,984)
         Increase in accounts receivable                        (3,031,151)           (77,647)
         Decrease in inventories                                 4,864,910          4,614,177
         Decrease (increase) in federal
           income tax receivable, accrued and deferred           1,732,148           (109,000)
         (Decrease) increase in other assets                       (93,785)           188,365
         Increase (decrease) in accounts payable                   165,867         (6,178,832)
         Increase (decrease) in accrued liabilities                 71,836            (60,003)
                                                               -----------        -----------
     Net cash provided by (used in) operating activities         4,793,414           (536,216)
                                                               -----------        -----------

Cash flows from investing activities:
     Capital expenditures                                         (359,827)          (812,458)
     Proceeds from sale of equipment                                11,108             34,015
                                                               -----------        -----------
     Net cash used in investing activities                        (348,719)          (778,443)
                                                               -----------        -----------

Cash flows from financing activities:
     Increase (decrease) in outstanding
       checks in excess of funds on deposit                        148,303         (1,138,604)
     Net (repayments) borrowings
       under line of credit agreement                           (6,150,530)         1,655,000
     Principal payments under long-term debt                      (338,007)          (137,517)
     Proceeds from issuance of common
       stock for employee stock options                                -0-              4,648
                                                               -----------        -----------
     Net cash (used in) provided by financing activities        (6,340,234)           383,527
                                                               -----------        -----------

Net decrease in cash                                            (1,895,539)          (931,132)
Cash at beginning of period                                      2,006,633          1,217,171
                                                               -----------        -----------
Cash at end of period                                          $   111,094        $   286,039
                                                               ===========        ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
         Interest                                              $   413,792        $   708,775
         Income taxes                                          ($1,585,148)       $   291,000








                 See accompanying notes to financial statements

                              SUN SPORTSWEAR, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:
INTERIM FINANCIAL STATEMENTS
The accompanying financial statements at June 30, 1996 for the three and six months ended June 30, 1996 and June 30, 1995 are unaudited. These unaudited interim financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying condensed financial statements include all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results for the interim periods. The results of operations and cash flows for the six months ended June 30, 1996 and 1995 are not necessarily indicative of the results of operations and cash flows that may be expected for the entire year, which are subject to year-end adjustments in conjunction with the annual audit by the Company's independent public accountants. The accompanying condensed financial statements and related notes should be read in conjunction with the financial statements and footnotes thereto included in Sun Sportswear, Inc.'s (the "Company") 1995 Form 10-K and Annual Report to Shareholders. See also "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations Quarterly Net Sales - Seasonality" on page 11 of this report.

NOTE 2 - INVENTORIES:
         Inventories are composed as follows:

                                          June 30,         December 31,
                                            1996               1995
                                        ------------       -------------

Garments in process                     $  2,251,396        $  2,244,781
Unprinted finished garments               16,307,466          19,827,823
Printed finished garments                  2,257,446           5,617,347
Supplies                                     931,689             407,064
Lower of cost or market allowance         (2,981,549)         (4,465,657)
                                        ------------       -------------
                                        $ 18,766,448        $ 23,631,358
                                        ============        ============

NOTE 3 - EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
Equipment and leasehold improvements are summarized by major classifications as follows:


                                           Estimated        June 30,          December 31,
                                          useful lives        1996                1995
                                          ------------    ------------        ------------
Production equipment                           5-7        $  3,791,581        $  3,658,861
Leasehold improvements                         5-10          1,286,329           1,271,542
Design system hardware and software            3-5             954,333             851,056
Information system hardware and software       3-5           1,889,172           2,145,582
Furniture and fixtures                          5            1,052,506           1,116,112
Distribution equipment                         5-10          1,481,340           1,452,716
Warehouse equipment                            5-7             385,201             395,797
Vehicles                                        5               12,417              12,417
                                                          ------------        ------------
                                                            10,852,879          10,904,083
LESS - Accumulated depreciation                             (6,468,757)         (6,072,089)
                                                          ------------        ------------
                                                          $  4,384,122        $  4,831,994
                                                          ============        ============

NOTE 4 - MAJOR CUSTOMERS:
The Company operates almost exclusively in one industry, which is the wholesale distribution of imprinted, dyed and decorated casual apparel. The Company has three major customers, all of whom are mass merchants. The percentage of gross sales for each customer and the total percentage of gross sales for the three customers are as follows:

                                                Percentage of gross sales for     Total percentage
                                                 the Company's three largest     of gross sales for
                                                          customers              the three customers
       For the six months ended June 30,
                1996                                  12%, 25% and 48%                   85%
                1995                                  19%, 27% and 41%                   87%

       For the year ended December 31, 1995           17%, 24% and 47%                   88%


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
         The following table sets forth, for the periods indicated, the percentage relationship of certain income statement items to net sales and the dollar increase or decrease as a percentage of such items from period to period:

                                                                                    ---------------------
                                                                                            Dollar
                                                                                      (decrease)/increase
                                                                                        as a percentage
                                                                                         1995 to 1996
                              -------------------        --------------------       ---------------------
                                  Three months             Six months ended          three          six
                                 ended June 30,                 June 30,             months        months
                              -------------------        --------------------        ended         ended
                              1996          1995          1996          1995        June 30,      June 30,
                              ----          ----          ----          ----        -------       -------
Gross sales
     Proprietary sales        28.5%         14.4%         23.2%         18.5%         29.7%         (1.0)%
     Licensed sales           73.7          87.6          79.2          84.1         (44.9)        (25.6)
Sales deductions              (2.2)         (2.0)         (2.4)         (2.6)        (28.9)        (26.8)
                             -----         -----         -----         -----
Net sales                    100.0         100.0         100.0         100.0         (34.5)        (21.0)

Cost of goods sold            84.2          82.8          84.3          85.0         (33.3)        (21.6)
Gross margin                  15.8          17.2          15.7          15.0         (40.0)        (17.7)
Operating expenses            14.9          12.0          13.9          12.9         (18.5)        (15.4)
Interest expense               0.9           1.2           0.9           1.3         (51.1)        (40.8)
Other (income)
  and expense                 (0.1)         (0.2)         (0.1)         (0.1)        (42.1)        (26.4)
Provision (benefit)
  for income taxes             0.0           1.4           0.3           0.3         (98.0)        (19.2)
                             -----         -----         -----         -----

Net income                     0.1%          2.8%          0.7%          0.6%        (97.6)        (18.9)
                             =====         =====         =====         =====


SECOND QUARTER OF 1996 AND SECOND QUARTER OF 1995
NET SALES. Net sales for the quarter ended June 30, 1996 decreased 34% to $20.0 million from $30.6 million in the same period of 1995. Gross sales of men's and boys' products decreased 44% to $4.7 million in the second quarter of 1996 from $8.4 million in the same period of 1995. Women's and girls' gross sales decreased by 31% to $15.7 million in the second quarter of 1996 from $22.7 million in the same period of 1995. The Company believes these sales decreases were the result of the soft retail environment.

The Company expects its third quarter 1996 sales to be below its third quarter 1995 sales as a result of this soft retail environment (see "Quarterly Net Sales - Seasonality" below).

         The Company is working to improve its results by focusing on new customers, on the private label needs of its mid-tier and mass market customers, and building its men's and boys' business. To assist in these efforts, the Company is in the process of upgrading and enlarging its sales staff, has recently begun a formal program of new customer development and is expanding its product design capabilities to encompass private label business.

         Gross sales of licensed products decreased to $14.8 million in the second quarter of 1996 versus $26.8 million in the second quarter of 1995. The Company believes this sales decrease was the result of the soft retail environment.

         The Company, on an ongoing basis, is actively seeking additional licenses and brands to add to its existing stable of licensed properties. Recent license acquisitions include Disney Enterprises' 1996 live action movie release, 101 Dalmatians((C) Disney) and a Budweiser(R) license from Anheuser-Busch. There can be no assurances, however, that any license acquisitions will receive positive market acceptance by Sun's customers.

         The Company is currently negotiating to renew its two top selling licenses, both of which expire at the end of 1996 (these two licenses accounted for 26% and 25% of the Company's gross revenues in the first six months of
1996). While the Company hopes to renew these and other licenses, there can be no assurance that any license held by the Company will be renewed by the licensor.

         Gross sales of proprietary products increased by 30% to $5.7 million in the 1996 quarter from $4.4 million in the 1995 quarter. The Company believes this increase was primarily the result of the Company's concerted effort to increase its private label business with such customers as J.C. Penneys (Arizona Jeans(R) label) and Sears (Canyon River Blues(R) label).

         Gross sales to Sun's largest three customers decreased 41% in the second quarter of 1996 versus sales in the same period of 1995, primarily as a result of the soft retail environment. Gross sales to Sun's other customers increased 12% in the second three months of 1996 versus the same period of 1995, primarily as a result of the Company's concerted efforts to increase its private label business.

         Sales deductions, consisting of sales returns, discounts and allowances, decreased to $431,000 in the 1996 quarter from $607,000 in 1995. This decrease was primarily due to decreases in the amount of product returns.

GROSS MARGIN. Gross margin as a percentage of net sales decreased to 15.8% in the second quarter of 1996 from 17.2% in the second quarter of 1995. The decrease primarily resulted from the fact that the reduced overall sales level in 1996 had a disproportionate effect on gross margin (as a percentage of net sales) due to the diminished capacity to cover the Company's fixed costs. The above factor was partially offset by the Company's efforts to re-engineer its operating processes, begun in 1995, which lowered Sun's manufacturing costs in the second quarter of 1996, and the fact that customer returns were down in the 1996 quarter versus 1995.

OPERATING EXPENSES. Operating expenses decreased to $3.0 million (or 14.9% of net sales) in 1996 from $3.7 million (or 12.0% of net sales) in the second quarter of 1995. The dollar decrease was primarily attributable to decreases in selling, and general and administrative expenses. The increase as a percentage of sales was the result of the lower sales volume in 1996, compared to the 1995 quarter.

         General and administrative expenses decreased to $1.5 million (or 7.6% of net sales) in the second quarter of 1996 from $2.1 million (or 7.0% of net sales) in the same period of 1995. The dollar decrease was primarily the result of elimination of positions under a restructuring plan implemented by the Company in the first quarter of 1996 (see "First Quarter 1996 Restructuring" below). The increase as a percentage of sales was the result of the lower sales volume in 1996, compared to the 1995 quarter.

         Selling expense decreased to $741,000 (or 3.7% of net sales) in the second quarter of 1996 from $899,000 (or 2.9% of net sales) in the same period of 1995. The dollar decrease was primarily the result of the elimination of positions under a restructuring plan implemented by the Company in the first quarter of 1996 (see "First Quarter 1996 Restructuring" below). The increase as a percentage of sales was the result of the lower sales volume in 1996, compared to the 1995 quarter.

INTEREST EXPENSE. Quarterly interest expense decreased 51% to $176,000 in the second quarter of 1996 from $361,000 in 1995 primarily as a result of lower borrowing levels in the 1996 quarter.

NET INCOME. Net income decreased to $20,000 in the second quarter of 1996 from a net income of $855,000 in the same period of 1995, as a result of the factors described above.

FIRST QUARTER 1996 RESTRUCTURING. In February 1996, the Company initiated a restructuring plan, that, among other things, resulted in the combining of Sun's Women's and Girls' Division and Men's and Boys' Division. The restructuring plan also resulted in the elimination of approximately 30 indirect positions from the Company's workforce.

FIRST SIX MONTHS OF 1996 AND FIRST SIX MONTHS OF 1995

NET SALES. Net sales for the six months ended June 30, 1996 decreased 21% to $44.5 million from $56.3 million in the same period of 1995. Gross sales of women's and girls' apparel decreased 16% to $32.1 million in 1996 from $38.4 million in 1995. Sales of men's and boys' products decreased 31% to $13.4 million in the first six months of 1996 from $19.4 million in the same period of 1995. The Company believes the primary reason for these decreases was the soft retail environment.

         Gross sales of licensed products decreased by 26% to $35.2 million in the first half of 1996 from $47.3 million in the first half of 1995. The Company believes the primary reason for this decrease was the soft retail environment.

         Gross sales of proprietary products remained virtually unchanged at $10.3 million in the first six months of 1996 versus $10.4 million in the first six months of 1995. The Company believes that sales of proprietary products held relatively firm primarily as a result of the Company's concerted effort to increase its private label business.

         Gross sales to Sun's largest three customers decreased 24% in the first six months of 1996 versus the comparable period in 1995, primarily as a result of the soft retail environment. Gross sales to Sun's other customers remained virtually unchanged in the first half 1996 versus the first half of 1995, primarily as a result of the Company's concerted efforts to increase its private label business.

         Sales deductions, consisting of sales returns, discounts and allowances, decreased to $1.1 million in 1996 from $1.5 million in the first half of 1995. This decrease was primarily due to decreases in the amount of product returns in the first half of 1996.

GROSS MARGIN. Gross margin as a percentage of net sales increased to 15.7% in the first half of 1996 from 15.0% in 1995. This increase was primarily the result of three factors. First, customer returns were down in the first half of 1996 versus the first half of 1995. Second, 1995 margins were negatively impacted by efforts to reduce men's inventory, including customer incentives and substitution of existing, higher value inventory to fill customer orders for lower value product, while the first six months of 1996 were not impacted by such actions. Third, the Company's efforts to re-engineer its operating processes, begun in 1995, lowered Sun's manufacturing costs in the first half of 1996. The above factors were partially offset by the reduced overall sales level in 1996 which had a negative effect on gross margin (as a percentage of net sales) due to the diminished capacity to cover the Company's fixed costs.

OPERATING EXPENSES. Operating expenses decreased to $6.2 million (or 13.9% of net sales) in 1996 from $7.3 million (or 12.9% of net sales) in the first half of 1995. The dollar decrease was primarily attributable to decreases in selling, and general and administrative expenses. The increase as a percentage of sales is a result of the lower sales volume in 1996, compared to 1995.

         General and administrative expenses decreased to $3.2 million (or 7.3% of net sales) in 1996 from $4.1 million (or 7.3% of net sales) in 1995. This dollar decrease was primarily the result of elimination of positions under a restructuring plan implemented by the Company in the first quarter of 1996 (see "First Quarter 1996 Restructuring" above).

         Selling expense decreased to $1.5 million (or 3.4% of net sales) in the first half of 1996 from $1.9 million (or 3.4% of net sales) in the same period of 1995. The dollar decrease was primarily the result of elimination of positions under a restructuring plan implemented by the Company in the first quarter of 1996 (see "First Quarter 1996 Restructuring" above).

INTEREST EXPENSE. Interest expense decreased 41% to $417,000 in the first half of 1996 from $705,000 in 1995 primarily as a result of lower borrowing levels in the 1996 half.

NET INCOME. Net income decreased to $287,000 in the first half of 1996 from $354,000 in the same period of 1995, as a result of the factors described above.

QUARTERLY NET SALES - SEASONALITY

         The Company's net sales fluctuate from quarter to quarter. Quarterly net sales for 1996 and 1995 are set forth below.

                                     1996                     1995
                             ----------------------- -------------------------------
                                Amount    Percent        Amount    Percent
       First Quarter         $  24,433        *       $  25,720       27.4%
       Second Quarter           20,035        *          30,582       32.5
       Third Quarter                                     16,225       17.3
       Fourth Quarter                                    21,438       22.8
                             ---------    --------    ---------       ----

            Total            $  44,468                $  93,965      100.0%
                             =========                =========      =====
                                          * Unknown


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

LIQUIDITY AND CAPITAL RESOURCES

         The Company finances working capital needs primarily from "internally generated funds" (which the Company defines as net income plus depreciation) and short term borrowing under a credit agreement. In February 1996, the Company entered into a credit agreement with Heller Financial, Inc. The Heller credit agreement provides for a line of credit (including commercial letters of credit) of up to $24 million and expires in February 1998. At June 30, 1996, approximately $11.7 million was available for borrowing. The borrowing rate for the revolving portion of the line is the prime rate. All the Company's assets, including accounts receivable and inventories, are pledged as security for borrowings under the Heller credit agreement. Under the agreement, the amount borrowed at any time, together with letters of credit issued on behalf of the Company, may not exceed 85% of eligible accounts receivable and 60% of eligible inventory - up to $8.5 million. The Heller credit agreement requires compliance with certain financial covenants principally relating to working capital, tangible net worth, ratio of debt to equity, expenditures for fixed assets, minimum earnings (before taxes, interest and depreciation), restrictions on the payment of dividends and restrictions on the incurrence of long-term debt. The Company was in compliance with the Heller debt covenants at June 30, 1996.

         Inventory levels decreased by $4.9 million or 21% from December 31, 1995 to June 30, 1996 primarily as a result of the Company's concerted efforts to operate its business with lower levels of inventory. The Company believes there was approximately $2.8 million (net of inventory markdown reserves of $3.1 million) of impaired surplus inventory on hand at June 30, 1996, which is expected to be sold at little or no margin throughout 1996. As a result, the Company believes its gross margin will be negatively impacted in the last half of 1996 by 1% to 2% of net sales.

         Accounts receivable increased by 23% to $16.1 million at June 30, 1996 from $13.1 million at December 31, 1995 as a result of a temporary problem with a customer's automated payment system (the problem was rectified shortly after June 30, 1996).

         The Company has an agreement with Heller Financial, Inc., that is intended to transfer the collection risk to Heller, for Sun's accounts receivable for essentially all of its customers other than Target and Wal-Mart. Under the agreement, Heller assumes 100% of the collection risk associated with the Company's covered receivables and Heller receives a fee equal to .65% of the gross amount of Kmart receivables and .55% of the gross amount of all other covered receivables for assuming such collection risk. The agreement was amended in the third quarter of 1996 to provide that Heller assumes 100% of the collection risk associated with Kmart.

         Notes payable (borrowings under the Company's line of credit) decreased $6.2 million or 46% from December 31, 1995 to June 30, 1996. The decrease in notes payable was primarily the result of the reduction in inventory that occurred during the first half of 1996.

         During the first half of 1996, the Company purchased approximately $360,000 of machinery and equipment for production, warehouse, distribution and office use. The Company anticipates that total expenditures for machinery and equipment will be less than $200,000 during the remainder of 1996.

         Sun's primary ongoing cash needs are for working capital and capital expenditures. The Company believes that its cash needs through the remainder of 1996 will be met by borrowings under its Heller credit facility.

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



                                         SUN SPORTSWEAR, INC.


DATE:  August 9, 1996              BY:  /s/ William S. Wiley
                                        ----------------------------------------
                                        William S. Wiley
                                        Chairman of the Board,
                                        Chief Executive Officer
                                        and President



DATE:  August 9, 1996              BY:  /s/ Kevin C. James
                                        ----------------------------------------
                                        Kevin C. James
                                        Senior Vice President
                                        and Chief Financial Officer