Form 10-Q
period 1996-09-30
SUN SPORTSWEAR INC
filed 1996-11-14
CIK 856711

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



(Mark one)


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly period ended SEPTEMBER 30, 1996

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


As of November 4, 1996 the Registrant had 5,748,500 shares of common stock outstanding.

                              SUN SPORTSWEAR, INC.

                                      INDEX


                                                                           Page
                                                                           ----
Part I.         Financial Information

      Item 1.     Financial Statements:

                  Balance Sheets at September 30, 1996                     3-4
                  (unaudited) and December 31, 1995

                  Statements of Income                                     5
                  for the three months ended
                  September 30, 1996 and 1995 (unaudited)
                  and for the nine months ended
                  September 30, 1996 and 1995 (unaudited)

                  Statements of Cash Flows                                 6
                  for the nine months ended
                  September 30, 1996 and 1995 (unaudited)

                  Notes to Financial Statements                            7-8

      Item 2.     Management's Discussion and Analysis                     8-12
                  of Financial Condition and Results of Operations

Part II.        Other Information

      Item 1.     Legal Proceedings                                        13

      Item 2.     Changes in Securities                                    13

      Item 3.     Defaults upon Senior Securities                          13

      Item 4.     Submission of Matters to a Vote of                       13
                  Security Holders

      Item 5.     Other Information                                        14-19

      Item 6.     Exhibits and Reports on Form 8-K                         20

Signature Page                                                             21

                              SUN SPORTSWEAR, INC.
                                 BALANCE SHEETS

                                                   SEPTEMBER 30,      DECEMBER 31,
                                                       1996              1995
                                                   -------------      ------------
                                                    (UNAUDITED)
         ASSETS

CURRENT ASSETS:
         Cash                                       $   141,773       $ 2,006,633
         Accounts receivable, net of
           allowance for doubtful accounts of
           $45,904 and $46,317, respectively          6,530,384        13,102,275
         Inventories, net (Note 2)                   19,415,919        23,631,358
         Prepaid expenses and other
           current assets                             1,225,966           959,872
         Deferred income taxes                        1,138,332           788,332
         Federal income tax receivable                1,042,387         1,979,535
                                                    -----------       -----------

         Total current assets                        29,494,761        42,468,005

EQUIPMENT AND LEASEHOLD
IMPROVEMENTS, NET
         (Note 3)                                     3,923,159         4,831,994

OTHER ASSETS                                             14,506            15,107
                                                    -----------       -----------

         Total assets                               $33,432,426       $47,315,106
                                                    ===========       ===========


                                   (continued)
                 See accompanying notes to financial statements

                              SUN SPORTSWEAR, INC.

                                 BALANCE SHEETS
                                   (CONTINUED)


                                                   SEPTEMBER 30,      DECEMBER 31,
                                                       1996              1995
                                                   -------------      ------------
                                                    (UNAUDITED)
         LIABILITIES AND
         SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
         Notes payable                              $ 3,400,208       $13,500,000
         Accounts payable                             3,552,640         4,985,953
         Accrued royalties payable                    1,309,865         1,753,745
         Accrued wages and taxes payable                912,711           512,078
         Accrued interest payable                        19,846            51,263
         Current portion of long-term debt                  -0-           245,652
                                                    -----------       -----------

         Total current liabilities                    9,195,270        21,048,691
                                                    -----------       -----------

NONCURRENT LIABILITIES:
         Long-term debt,
           net of current portion                           -0-            92,354
         Deferred income taxes                          155,642           155,642
                                                    -----------       -----------

         Total noncurrent liabilities                   155,642           247,996
                                                    -----------       -----------

SHAREHOLDERS' EQUITY:
         Common stock, no par value,
           20,000,000 shares authorized;
           5,748,500 shares at 9/30/96 and
           12/31/95 issued and outstanding           21,618,339        21,618,339
         Retained earnings                            2,463,175         4,400,080
                                                    -----------       -----------

         Total shareholders' equity                  24,081,514        26,018,419
                                                    -----------       -----------

COMMITMENTS AND
  CONTINGENCIES
         Total liabilities and
           shareholders' equity                     $33,432,426       $47,315,106
                                                    ===========       ===========


                 See accompanying notes to financial statements

                              SUN SPORTSWEAR, INC.

                              STATEMENTS OF INCOME
                                   (UNAUDITED)


                                   FOR THE THREE MONTHS ENDED               FOR THE NINE MONTHS ENDED
                                          SEPTEMBER 30,                            SEPTEMBER 30,
                                --------------------------------        --------------------------------
                                    1996                1995                1996                1995
                                ------------        ------------        ------------        ------------
Proprietary sales               $  2,991,595        $  2,843,584        $ 13,317,282        $ 13,273,455
Licensed sales                     6,484,430          14,056,260          41,706,383          61,403,890
Sales deductions                    (342,311)           (675,266)         (1,421,946)         (2,150,700)
                                ------------        ------------        ------------        ------------

Net sales (Note 4)                 9,133,714          16,224,578          53,601,719          72,526,645
Cost of goods sold                 9,101,063          17,097,761          46,596,495          64,930,346
                                ------------        ------------        ------------        ------------
Gross margin                          32,651            (873,183)          7,005,224           7,596,299
                                ------------        ------------        ------------        ------------

Operating expenses:
     Selling                       1,087,992             914,315           2,604,171           2,801,000
     Design and pattern              634,349             571,100           1,978,307           1,830,082
     General and
       administrative              1,588,579           1,928,714           4,816,007           6,042,717
     Provision for
       doubtful accounts
       and factoring fees             22,261              90,614             100,746             120,467
                                ------------        ------------        ------------        ------------
                                   3,333,181           3,504,743           9,499,231          10,794,266
                                ------------        ------------        ------------        ------------

Operating income                  (3,300,530)         (4,377,926)         (2,494,007)         (3,197,967)
                                ------------        ------------        ------------        ------------

Other expense (income):
     Interest expense                 74,978             264,453             492,359             969,506
     Other, net                       (6,605)           (111,659)            (51,461)           (172,645)
                                ------------        ------------        ------------        ------------
                                      68,373             152,794             440,898             796,861
                                ------------        ------------        ------------        ------------

Income before provision
  for income taxes                (3,368,903)         (4,530,720)         (2,934,905)         (3,994,828)
Provision for
  income taxes                    (1,145,000)         (1,540,500)           (998,000)         (1,358,500)
                                ------------        ------------        ------------        ------------

Net loss                        $ (2,223,903)       $ (2,990,220)       $ (1,936,905)       $ (2,636,328)
                                ============        ============        ============        ============

Earnings per share:             $      (0.39)       $      (0.52)       $      (0.34)       $      (0.46)
                                ============        ============        ============        ============

Weighted average
  shares outstanding               5,748,500           5,748,500           5,748,500           5,748,165


                 See accompanying notes to financial statements

                              SUN SPORTSWEAR, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                             1996                       1995
                                                                         ------------               ------------
Cash flows from operating activities:
     Net loss                                                            $ (1,936,905)              $ (2,636,328)
     Adjustments to reconcile net loss to
       net cash provided by (used in)
       operating activities:
         Depreciation and amortization                                      1,294,076                  1,131,097
         Loss (gain) on disposal of equipment                                     699                    (11,252)
         Decrease in accounts receivable                                    6,571,891                 11,247,195
         Decrease in inventories                                            4,215,439                    352,345
         Decrease (increase) in federal income tax
         receivable, accrued and deferred                                     587,148                 (1,649,500)
         Increase in other assets                                            (265,493)                  (130,628)
         Decrease in accounts payable                                      (1,068,892)                (3,491,769)
         (Decrease) increase in accrued liabilities                           (74,664)                    55,604
                                                                         ------------               ------------
     Net cash provided by operating activities                              9,323,299                  4,866,764
                                                                         ------------               ------------

Cash flows from investing activities:
     Capital expenditures                                                    (399,048)                  (966,203)
     Proceeds from sale of equipment                                           13,108                     39,283
                                                                         ------------               ------------
     Net cash used in investing activities                                   (385,940)                  (926,920)
                                                                         ------------               ------------

Cash flows from financing activities:
     Decrease in outstanding
       checks in excess of funds on deposit                                  (364,421)                (1,274,043)
     Net repayments under line of credit agreement                        (10,099,792)                (3,391,000)
     Principal payments under long-term debt                                 (338,006)                  (207,751)
     Proceeds from issuance of common
       stock for employee stock options                                           -0-                      4,648
                                                                         ------------               ------------
     Net cash used in financing activities                                (10,802,219)                (4,868,146)
                                                                         ------------               ------------

Net decrease in cash                                                        1,864,860                    928,302
Cash at beginning of period                                                 2,006,633                  1,217,171
                                                                         ------------               ------------
Cash at end of period                                                    $    141,773               $    288,869
                                                                         ============               ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid (received) during the period for:
         Interest                                                        $    523,775               $    967,052
         Income taxes                                                    $ (1,585,148)              $    291,000


                 See accompanying notes to financial statements

                              SUN SPORTSWEAR, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:
INTERIM FINANCIAL STATEMENTS
The accompanying financial statements at September 30, 1996 for the three and nine months ended September 30, 1996 and September 30, 1995 are unaudited. These unaudited interim financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying condensed financial statements include all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results for the interim periods. The results of operations and cash flows for the nine months ended September 30, 1996 and 1995 are not necessarily indicative of the results of operations and cash flows that may be expected for the entire year, which are subject to year-end adjustments in conjunction with the annual audit by the Company's independent public accountants. The accompanying condensed financial statements and related notes should be read in conjunction with the financial statements and footnotes thereto included in Sun Sportswear, Inc.'s (the "Company") 1995 Form 10-K and Annual Report to Shareholders. See also "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Quarterly Net Sales
- Seasonality" on page 11 of this report.

NOTE 2 - INVENTORIES:
         Inventories are composed as follows:

                                              September 30,        December 31,
                                                  1996                 1995
                                              -------------        ------------
Garments in process                           $     32,119         $  2,244,781
Unprinted finished garments                     17,823,307           19,827,823
Printed finished garments                        2,554,484            5,617,347
Supplies                                           980,725              407,064
Lower of cost or market allowance               (1,974,716)          (4,465,657)
                                              ------------         ------------
                                              $ 19,415,919         $ 23,631,358
                                              ============         ============

NOTE 3 - EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
Equipment and leasehold improvements are summarized by major classifications as follows:

                                            Estimated     September 30,       December 31,
                                          useful lives        1996                1995
                                          ------------    -------------       ------------
Production equipment                           5-7        $  3,722,949        $  3,658,861
Leasehold improvements                         5-10          2,369,879           2,380,317
Design system hardware and software            3-5             963,417             851,056
Information system hardware and software       3-5           1,840,880           2,145,582
Furniture and fixtures                          5              937,672           1,116,112
Distribution equipment                         5-10            371,033             343,941
Warehouse equipment                            5-7             357,814             395,797
Vehicles                                        5               12,417              12,417
                                                          ------------        ------------
                                                            10,576,061          10,904,083
LESS - Accumulated depreciation                             (6,652,902)         (6,072,089)
                                                          ------------        ------------
                                                          $  3,923,159        $  4,831,994
                                                          ============        ============

NOTE 4 - MAJOR CUSTOMERS:
The Company operates almost exclusively in one industry, which is the wholesale distribution of imprinted, dyed and decorated casual apparel. The Company has three major customers, all of whom are mass merchants. The percentage of gross sales for each customer and the total percentage of gross sales for the three customers are as follows:

                                          Percentage of gross sales for       Total percentage
                                          the Company's three largest        of gross sales for
                                                   customers                the three customers
For the nine months ended September 30,
         1996                                   11%, 26% and 44%                    81%
         1995                                   19%, 25% and 44%                    88%

For the year ended December 31, 1995            17%, 24% and 47%                    88%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
         The following table sets forth, for the periods indicated, the percentage relationship of certain income statement items to net sales and the dollar increase or decrease as a percentage of such items from period to period:

                                                                                  ----------------------
                                                                                          Dollar
                                                                                    (decrease)/increase
                                                                                      as a percentage
                                                                                       1995 to 1996
                                                                                  ----------------------
                                                                                    three         nine
                                                                                   months        months
                             Three months ended           Nine months ended        ended         ended
                                September 30,               September 30,         Sept 30,      Sept 30,
                            -------------------         -------------------       --------      --------
                             1996          1995          1996          1995
                             ----          ----          ----          ----
Gross sales
  Proprietary sales          32.7%         17.5%         24.9%         18.3%          5.2%         0.3%
  Licensed sales             71.0          86.6          77.8%         84.7         (53.9)       (32.1)
Sales deductions             (3.7)         (4.1)         (2.7)         (3.0)        (49.3)       (33.9)
Net sales                   100.0         100.0         100.0         100.0         (43.7)       (26.1)

Cost of goods sold           99.6         105.4          86.9          89.5         (46.8)       (28.2)
Gross margin                  0.4          (5.4)         13.1          10.5        (103.7)        (7.8)
Operating expenses           36.5          21.6          17.7          14.9          (4.9)       (12.0)
Interest expense              0.8           1.6           0.9           1.3         (71.6)       (49.2)
Other (income)
  and expense                (0.1)         (0.7)         (0.1)         (0.2)        (94.1)       (70.2)
Provision (benefit)
  for income taxes          (12.5)         (9.5)         (1.9)         (1.9)        (25.6)       (26.5)
                            -----         -----         -----         -----

Net income                  (24.4)%       (18.4)%        (3.6)%        (3.6)%       (25.6)       (26.5)
                            -----         -----         -----         -----


THIRD QUARTER OF 1996 AND THIRD QUARTER OF 1995
NET SALES. Net sales for the quarter ended September 30, 1996 decreased 44% to $9.1 million from $16.2 million in the same period of 1995. Gross sales of men's and boys' products decreased 62% to $2.8 million in the third quarter of 1996 from $7.1 million in the same period of 1995. Women's and girls' gross sales decreased by 32% to $6.7 million in the third quarter of 1996 from $9.8 million in the same period of 1995. The Company believes these sales decreases were the result of a soft retail environment in certain sectors of the screenprinted apparel market. The Company expects its fourth quarter 1996 sales to be below its fourth quarter 1995 sales as a result of this soft retail environment (see "Quarterly Net Sales
- Seasonality" below).

         The Company is working to improve its results by focusing on new customers, on the private label needs of its mid-tier and mass market customers, and by building its men's and boys' business. To assist in these efforts, the Company is in the process of upgrading and enlarging its sales staff and has expanded its product design capabilities to encompass private label business.

         Gross sales of licensed products decreased 54% to $6.5 million in the third quarter of 1996 from $14.1 million in the third quarter of 1995. The Company believes this sales decrease was the result of a soft retail environment in certain sectors of the screenprinted apparel market.

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

         The Company is currently negotiating to renew its two top selling licenses, both of which expire at the end of 1996 (these two licenses accounted for 26% and 25%, respectively, of the Company's gross revenues in the first nine months of 1996). While the Company expects to renew these and other licenses, there can be no assurance that any license held by the Company will be renewed by the licensor.

         Gross sales of proprietary products increased by 5% to $3.0 million in the 1996 quarter from $2.8 million in the 1995 quarter. The Company believes this increase was primarily the result of the Company's concerted effort to increase its private label business with such customers as J.C. Penney (Arizona Jeans(R) label) and Sears (Canyon River Blues(R) label).

         Gross sales to Sun's largest three customers decreased 58% in the third quarter of 1996 versus sales in the same period of 1995, primarily as the result of a soft retail environment in certain sectors of the screenprinted apparel market. Gross sales to Sun's other customers increased 30% in the third quarter of 1996 versus the same period of 1995, primarily as a result of the Company's concerted efforts to increase its private label business.

         Sales deductions, consisting of sales returns, discounts and allowances, decreased to $342,000 in the 1996 quarter from $675,000 in 1995. This decrease was primarily due to the overall sales volume decrease in the third quarter of 1996.

GROSS MARGIN. Gross margin as a percentage of net sales increased to .4% in the third quarter of 1996 from -5.4% in the third quarter of 1995. The increase primarily resulted from three factors. First, in the 1995 quarter, the Company accrued over $2.0 million in inventory markdowns arising from expected losses on the sale of surplus inventory. Second, 1995 margins were negatively impacted by efforts to reduce men's inventory, including customer incentives and substitution of existing, higher value inventory to fill customer orders for lower value product. Third, in the 1995 quarter, the Company recorded over $350,000 in charges arising from minimum royalty commitments the Company made pursuant to its license contracts that are not anticipated to be recovered through licensed product sales. The above factors were partially offset by the fact that the reduced overall sales level in 1996 had a disproportionate effect on gross margin (as a percentage of net sales) due to the diminished capacity to cover the Company's fixed costs.

OPERATING EXPENSES. Operating expenses decreased to $3.3 million (or 37% of net sales) in 1996 from $3.5 million (or 22% of net sales) in the third quarter of 1995. The dollar decrease was primarily attributable to decreases in general and administrative expenses. The increase as a percentage of sales was the result of the lower sales volume in 1996, compared to the 1995 quarter.

         General and administrative expenses decreased to $1.6 million (or 17% of net sales) in the third quarter of 1996 from $1.9 million (or 12% of net sales) in the same period of 1995. The dollar decrease was primarily the result of elimination of positions under a restructuring plan implemented by the Company in the first quarter of 1996, and the fact that $275,000 of consulting expenses were incurred in the third quarter of 1995 (associated with the Company's 1995 re-engineering efforts) versus $50,000 in the 1996 quarter. The increase as a percentage of sales was the result of the lower sales volume in 1996, compared to the 1995 quarter.

         Partially offsetting the decrease in general and administrative expenses was an increase in selling expense to $1.1 million (or 12% of net sales) in the third quarter of 1996 from $914,000 (or 6% of net sales) in the same period of 1995. The dollar increase was primarily the result of $275,000 in one-time markdown allowances granted to certain customers. The increase as a percentage of sales was primarily of the result of the lower sales volume in 1996, compared to the 1995 quarter.

INTEREST EXPENSE. Quarterly interest expense decreased 72% to $75,000 in the third quarter of 1996 from $264,000 in 1995 primarily as a result of lower borrowing levels in the 1996 quarter.

NET LOSS. Net loss decreased to $2.2 million in the third quarter of 1996 from a net loss of $3.0 million in the same period of 1995, as a result of the factors described above.

FIRST NINE MONTHS OF 1996 AND FIRST NINE MONTHS OF 1995
NET SALES. Net sales for the nine months ended September 30, 1996 decreased 26% to $53.6 million from $72.5 million in the same period of 1995. Gross sales of women's and girls' apparel decreased 20% to $38.8 million in 1996 from $48.2 million in 1995. Sales of men's and boys' products decreased 39% to $16.2 million in the first nine months of 1996 from $26.5 million in the same period of 1995. The Company believes the primary reason for these decreases was a soft retail environment in certain sectors of the screenprinted apparel market.

         Gross sales of licensed products decreased by 32% to $41.7 million in the first nine months of 1996 from $61.4 million in the first nine months of 1995. The Company believes the primary reason for this decrease was a soft retail environment in certain sectors of the screenprinted apparel market.

         Gross sales of proprietary products remained unchanged at $13.3 million in the first nine months of 1996 versus $13.3 million in the first nine months of 1995. The Company believes that sales of proprietary products held relatively firm primarily as a result of the Company's concerted effort to increase its private label business.

         Gross sales to Sun's largest three customers decreased 31% in the first nine months of 1996 versus the comparable period in 1995, primarily as a result of a soft retail environment in certain sectors of the screenprinted apparel market. Gross sales to Sun's other customers remained virtually unchanged in the first nine months 1996 versus the first nine months of 1995, primarily as a result of the Company's concerted efforts to increase its private label business.

         Sales deductions, consisting of sales returns, discounts and allowances, decreased to $1.4 million in 1996 from $2.1 million in the first nine months of 1995. This decrease was primarily due to decreases in sales allowances due to the overall sales volume decrease for the nine months ending September 30, 1996.

GROSS MARGIN. Gross margin as a percentage of net sales increased to 13.1% in the first nine months of 1996 from 10.5% in 1995. This increase was primarily the result of three factors. First, in the third quarter of 1995, the Company accrued over $2.0 million in inventory markdowns arising from expected losses on the sale of surplus inventory. Second, 1995 margins were negatively impacted by efforts to reduce men's inventory, including customer incentives and substitution of existing, higher value inventory to fill customer orders for lower value product. Third, in the third quarter of 1995, the Company recorded over $350,000 in charges arising from minimum royalty commitments the Company made pursuant to its license contracts that are not anticipated to be recovered through licensed product sales. The above factors were partially offset by the fact that the reduced overall sales level in 1996 had a disproportionate effect on gross margin (as a percentage of net sales) due to the diminished capacity to cover the Company's fixed costs.

OPERATING EXPENSES. Operating expenses decreased to $9.5 million (or 17.7% of net sales) in 1996 from $10.8 million (or 14.9% of net sales) in the first nine months of 1995. The dollar decrease was primarily attributable to decreases in selling and general and administrative expenses. The increase as a percentage of sales is a result of the lower sales volume in 1996, compared to 1995.

         General and administrative expenses decreased to $4.7 million (or 9.2% of net sales) in 1996 from $6.0 million (or 8.3% of net sales) in 1995. This dollar decrease was primarily the result of elimination of positions under a restructuring plan implemented by the Company in the first quarter of 1996, and the fact that consulting expenses were $490,000 lower in the first nine months of 1996 than in the same period of 1995 (the 1995 consulting expenses were associated with the Company's 1995 re-engineering efforts).

         Selling expense decreased to $2.6 million (or 4.9% of net sales) in the first nine months of 1996 from $2.8 million (or 3.9% of net sales) in the same period of 1995. The dollar decrease was primarily the result of elimination of positions under a restructuring plan implemented by the Company in the first quarter of 1996.

INTEREST EXPENSE. Interest expense decreased 49% to $492,000 in the first nine months of 1996 from $970,000 in 1995 primarily as a result of lower borrowing levels in the nine months of 1996.

NET LOSS. Sun's net loss decreased to a loss of $1.9 million in the first nine months of 1996 from a loss of $2.6 million in the same period of 1995, as a result of the factors described above.

QUARTERLY NET SALES - SEASONALITY
         The Company's net sales fluctuate from quarter to quarter. Quarterly net sales for 1996 and 1995 are set forth below.

                                      1996                           1995
                              ----------------------        ----------------------
                               Amount        Percent         Amount        Percent
First Quarter                 $24,433           *           $25,720          27.4%
Second Quarter                 20,035           *            30,582          32.5
Third Quarter                   9,134           *            16,225          17.3
Fourth Quarter                                               21,438          22.8
                              -------         ------        -------         -----

     Total                    $53,602         100.0%        $93,965         100.0%
                              =======         ======        =======         =====

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

LIQUIDITY AND CAPITAL RESOURCES
         The Company finances working capital needs primarily from "internally generated funds" (which the Company defines as net income plus depreciation) and short term borrowing under a credit agreement. In February 1996, the Company entered into a credit agreement with Heller Financial, Inc. The Heller credit agreement provides for a line of credit (including commercial letters of credit) of up to $24 million and expires in February 1998. At September 30, 1996, approximately $9.0 million was available for borrowing. The borrowing rate for the revolving portion of the line is the prime rate. All the Company's assets, including accounts receivable and inventories, are pledged as security for borrowings under the Heller credit agreement. Under the agreement, the amount borrowed at any time, together with letters of credit issued on behalf of the Company, may not exceed 85% of eligible accounts receivable and 60% of eligible inventory - up to $8.5 million. The Heller credit agreement requires compliance with certain financial covenants principally relating to working capital, tangible net worth, ratio of debt to equity, capital expenditures, minimum earnings (before taxes, interest and depreciation), restrictions on the payment of dividends and restrictions on the incurrence of long-term debt. In September 1996 the Heller agreement was amended to relax certain of these debt covenants. The Company was in compliance with the amended Heller debt covenants at September 30, 1996.

         Inventory levels decreased by $4.2 million or 18% from December 31, 1995 to September 30, 1996 primarily as a result of the Company's concerted efforts to operate its business with lower levels of inventory. The Company believes there was approximately $1.3 million (net of previously recorded markdown reserves of $1.9 million) of impaired inventory on hand at September 30, 1996, which is expected to be sold at little or no margin by year end 1996. As a result, the Company believes its gross margin will be negatively impacted in the last three months of 1996 by 1% to 2% of net sales.

         Accounts receivable decreased by 50% to $6.5 million at September 30, 1996 from $13.1 million at December 31,1995, primarily as a result of lower sales in the third quarter of 1996 than in the fourth quarter of 1995.

         The Company has an agreement with Heller Financial, Inc., that is intended to transfer Sun's accounts receivable collection risk to Heller, for essentially all of its customers other than Target and Wal-Mart. Under the agreement, Heller assumes 100% of the collection risk associated with the Company's covered receivables and Heller receives a fee equal to .65% of the gross amount of Kmart receivables and .55% of the gross amount of all other covered receivables for assuming such collection risk. The agreement was amended in the third quarter of 1996 to provide that Heller assumes 100% of the collection risk associated with Kmart.

         Notes payable (borrowings under the Company's line of credit) decreased $10.1 million or 75% from December 31, 1995 to September 30, 1996. The decrease in notes payable was primarily the result of the reduction in inventory and accounts receivable that occurred during the first nine months of 1996.

         During the first nine months of 1996, the Company purchased approximately $400,000 of machinery and equipment for production, warehouse, distribution and office use. The Company anticipates that total expenditures for machinery and equipment will be less than $120,000 during the remainder of 1996.

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

ITEM 1 - LEGAL PROCEEDINGS
         No material change.

ITEM 2 - CHANGES IN SECURITIES
         None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

ITEM 5 - OTHER INFORMATION

MERGER AGREEMENT WITH BSI HOLDINGS, INC.

         Sun Sportswear, Inc., a Washington corporation ("Sun"), and BSI Holdings, Inc., a Delaware corporation ("BSI"), have entered into a Plan and Agreement of Merger, dated as of November 13, 1996 (the "Merger Agreement"), which provides for a business combination involving Sun and BSI in a merger transaction ("the "Merger"). The Merger, which was approved by the Boards of Directors of Sun and BSI, is expected to close shortly after all of the conditions to the consummation of the Merger, including obtaining applicable regulatory approvals, are met or waived. The process is expected to be completed within 3-4 months.

         The Merger Agreement and the press release issued by Sun in connection therewith are filed as exhibits to this report and are incorporated herein by reference. The description of the Merger Agreement set forth herein does not purport to be complete and is qualified in its entirety by the provisions of the Merger Agreement.

         At the effective date of the Merger (the "Effective Date"), BSI will be merged with and into Sun, with Sun being the surviving corporation (after the Effective Date, referred to herein as the "Surviving Corporation"). As a result of the Merger, each holder of common stock, no par value, of Sun ("SUN Common Stock") except for Seafirst Bank ("Seafirst") will receive cash (the "Cash Consideration") in the amount of $2.20 per share of Sun Common Stock for fifty percent (50%) of such holder's Sun Common Stock with the remaining fifty percent (50%) continuing to be Sun Common Stock. In addition, each holder of Sun Common Stock will be given the option to elect not to receive the Cash Consideration and to retain all of his or her Sun Common Stock.

         Seafirst Bank ("Seafirst") Seattle, Washington, is the beneficial holder of 3.8 million shares of Sun Common Stock, representing approximately 66% of the total Sun Common Stock outstanding. Pursuant to the Merger Agreement, Seafirst will receive $2,536,206 cash and a subordinated promissory note from the Surviving Corporation in the amount of $1,500,000 with respect to 48.28% or 1,834,640 shares of Sun Common Stock it owns and will retain the remaining 1,965,360 shares of Sun Common Stock it owns. To the extent other holders of Sun Common Stock elect not to receive the Cash Consideration, for each such share so retained Seafirst shall have an additional share of Sun Common Stock converted into cash in the amount of $2.20 per share.

         Each outstanding share of BSI common stock, par value $.01 per share ("BSI Common Stock") will be converted into the right to receive 40.2 shares of common stock of the Surviving Corporation (New Common Stock). At the Effective Date of the Merger, it is anticipated that holders of BSI Common Stock and holders of Sun Common Stock would hold approximately 88% and 12%, respectively of the outstanding common stock of the Surviving Corporation, after giving effect to outstanding warrants and options to purchase common stock of the respective corporations.

         Each outstanding share of a series of Preferred Stock, par value $.01 per share, of BSI ("BSI Preferred Stock") will be converted into the right to receive one share of a series of Preferred Stock, no par value, of the Surviving Corporation ("New Preferred Stock") having substantially the same rights and preferences as the BSI Preferred Stock which is so converted (including the right to convert such New Preferred Stock into common stock of the Surviving Corporation at $2.20 per share).

         The Merger Agreement also provides that immediately subsequent to the consummation of the Merger, the Surviving Corporation will merge (the "Reincorporation") into a Delaware corporation which is a wholly-owned subsidiary of the Surviving Corporation ("Sun Delaware") and in conjunction with the Reincorporation each outstanding share of Surviving Corporation common stock will be converted into .2 shares of Sun Delaware common stock.

         The Merger Agreement contains certain covenants of the parties pending the consummation of the Merger. Generally, the parties must carry on their businesses in the ordinary course consistent with past practice, may not pay dividends on their common stock, or issue any additional capital stock. The Merger Agreement also requires consent from both Sun and BSI for either to make, among other things, charter and bylaw amendments; capital expenditures, acquisitions, dispositions, or incurrence of indebtedness above specified levels; and certain employee contracts.

         The Merger is subject to the receipt of the approval of the holder of two-thirds of the outstanding shares of Sun Common Stock and, the holders of a majority of the outstanding shares of BSI Common Stock. The Merger is also subject to customary closing conditions, including, without limitation, the receipt of all necessary governmental approvals and the making of all necessary governmental filings, including the filing of the requisite notification with the Federal Trade Commission and the Department of Justice under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the expiration of the applicable waiting periods thereunder. The Merger is also subject to receipt of opinions of counsel that the Merger will qualify as a tax-free reorganization, except to the extent holders of Sun Common Stock receive cash or notes and except for cash in lieu of fractional shares. In addition, the Merger is conditioned upon the effectiveness of a registration statement to be filed with the Securities and Exchange Commission ("Commission") with respect to the New Common Stock and New Preferred Stock issuable in the Merger. Shareholders meetings to vote upon the Merger are expected to be held in February 1997.

         The Merger Agreement may be terminated under certain circumstances, including (1) by mutual consent of the parties; (2) by any party if the Merger is not consummated by April 30, 1997 (provided, however, that such termination date shall be extended for up to sixty (60) additional days if all conditions to closing the

Merger, other than the receipt of certain consents and/or statutory approvals by any of the parties, have been satisfied by April 30, 1997 or in order to attempt to obtain relief from any court order prohibiting the Merger); (3) by Sun, if Sun's common shareholders or BSI's common shareholders vote against the Merger or certain other matters related thereto or if any state or federal court order prohibits the Merger; by BSI if Sun's common shareholders vote against the Merger or certain other matters related thereto, or if any state or federal law or court order prohibits the Merger; (4) by a nonbreaching party if there exist breaches of any representations or warranties contained in the Merger Agreement as of the date thereof, which breaches, individually or in the aggregate, would result in a material adverse effect on the breaching party and which are not cured within twenty (20) days after notice; (5) by a nonbreaching party if there occur material breaches of any covenant or agreement which are not cured within twenty (20) days after notice;
(6) by either party if BSI is unable to secure necessary financing to consummate the Merger; (7) by either party, under certain circumstances, as a result of a third-party tender offer or business combination proposal which such party, pursuant to its directors' fiduciary duties, is, in the opinion of such party's counsel and after the other party has first been given an opportunity to make concessions and adjustments in the terms of the Merger Agreement, required to accept; or (8) by BSI if the Board of Directors does not implement in all material respects a business plan for Sun prepared by BSI with respect to Sun's operations pending the Effective Date of the Merger.

         The Merger Agreement provides that if a breach described in clause (4) or (5) of the previous paragraph occurs, the nonbreaching party will be entitled to reimbursement of its documented costs and expenses, including legal, accounting and financial advisory fees and expenses. If BSI terminates the Merger Agreement pursuant to (6) of the previous paragraph, Sun shall receive its documented costs and expenses and if BSI terminates the Merger Agreement pursuant to (8) of the previous paragraph, BSI shall receive its documented costs and expenses up to a maximum of $500,000. The Merger Agreement also requires a payment of $750,000 (which includes reimbursement of out-of-pocket expenses) by one party to the other, if the Merger Agreement is terminated as a result of the acceptance by such party of a third-party tender offer or business combination proposal. Finally, if BSI terminates the Merger Agreement pursuant to (3) of the previous paragraph because of a state or federal injunction or restraining order which would restrain or prohibit consummation of the Merger, Sun shall issue to BSI a ten year warrant to purchase 1,500,000 shares of Sun Common Stock at market price.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

Exhibit Number      Description

         2.1 Plan and Agreement of Merger, dated as of November 13, 1996, between Sun and BSI.

         99.1 Press release of Sun, issued November 13, 1996, regarding the Merger.

         The registrant agrees to furnish supplementally any omitted exhibits or schedules to the Commission upon request.


        (b) Reports on 8-K
            None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         SUN SPORTSWEAR, INC.

DATE:  November 13, 1996             BY: /s/  William S. Wiley
     -------------------------           --------------------------------
                                         William S. Wiley
                                         Chairman of the Board,
                                         Chief Executive Officer
                                         and President



DATE:  November 13, 1996             BY: /s/  Kevin C. James
     -------------------------           --------------------------------
                                         Kevin C. James
                                         Senior Vice President
                                         and Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit Number            Description
--------------            -----------
         2.1              Plan and Agreement of Merger,
                          dated as of November 13,
                          1996, between Sun and BSI.


         99.1             Press Release of Sun, issued
                          November 13, 1996, regarding
                          the Merger.