Form 10-K
period 1996-12-31
BRAZOS SPORTSWEAR INC /DE/
filed 1997-04-15
CIK 856711

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

                       COMMISSION FILE NUMBER:  0-18054

                            BRAZOS SPORTSWEAR, INC.
            (Exact name of registrant as specified in its charter)

            DELAWARE                                  91-1770931
  (State or other jurisdiction                     (I.R.S. Employer
of incorporation or organization)                 Identification No.)

                  3860 VIRGINIA AVENUE, CINCINNATI, OHIO 45227
               (Address of principal executive offices) (zip code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 513-272-3600

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                     None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                                      NAME OF EACH EXCHANGE
   TITLE OF EACH CLASS                                 ON WHICH REGISTERED
   -------------------                                ---------------------
Common Stock, $.001 par value                         Nasdaq National Market

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   Aggregate market value of voting stock held by non-affiliates of the registrant as of March 17, 1997 was $19,823,100. As of March 17, 1997, there were 4,319,166 shares of the registrant's Common Stock, $.001 par value, outstanding.

   DOCUMENTS INCORPORATED BY REFERENCE. Certain portions of the registrant's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders are incorporated in Part III by reference.

================================================================================

                               TABLE OF CONTENTS

                                                                            PAGE

                                    PART I

Item  1. Business..............................................................1
Item  2. Properties............................................................5
Item  3. Legal Proceedings.....................................................5
Item  4. Submission of Matters to a Vote of Security Holders...................5

                                    PART II

Item  5. Market for the Registrant's Common Equity and Related
          Stockholder Matters..................................................5
Item  6. Selected Financial Data...............................................6
Item  7. Management's Discussion and Analysis of Financial Condition
          and Results of Operations............................................7
Item  8. Financial Statements and Supplementary Data..........................10
Item  9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................................28

                                   PART III

Item 10. Directors and Executive Officers of the Registrant...................28
Item 11. Executive Compensation...............................................28
Item 12. Security Ownership of Certain Beneficial Owners and Management.......28
Item 13. Certain Relationships and Related Transactions.......................28

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K......29

                                     (i)

                                    PART I

ITEM 1.  BUSINESS

GENERAL

   Brazos Sportswear, Inc. ("Brazos" or the "Company") designs, sources, prints and markets moderately-priced sportswear, including sportswear featuring various licensed character images, such as fictional cartoon characters and collegiate logos. Brazos also markets sportswear decorated with its proprietary designs and creates private label programs for its major retail customers. In addition, Brazos distributes undecorated garments to over 12,000 customers, which typically decorate the product for later sale.

   The Company was formerly named Sun Sportswear, Inc. ("Sun"). On March 14, 1997, the Company completed a merger (the "Merger") with BSI Holdings, Inc. ("BSI") and was reincorporated in Delaware under the name Brazos Sportswear, Inc. The Merger was consummated in an effort to increase sales and profitability through the benefits that may be obtained from a combination of the two company's sales forces, customer bases, license portfolio, design and graphic art functions, manufacturing operations and sourcing capabilities. All incumbent officers and directors resigned under the terms of the Merger, and as of the closing of the transaction, persons formerly associated with BSI filled all Brazos board and executive officer positions. ALL REFERENCES TO "SUN" IN THIS ANNUAL REPORT ON FORM 10-K ARE MADE TO INDICATE THAT THE INFORMATION DISCLOSED RELATES TO THE OPERATIONS OF THE COMPANY PRIOR TO THE MERGER, WITHOUT REGARD TO ANY OPERATIONS OF BSI OR THE ENTERPRISE ON A COMBINED BASIS.

   Pursuant to the terms of the Merger, BSI developed and with its assistance, Sun began implementing a business plan designed to accomplish three primary objectives: (i) reduce operating expenses and improve operating efficiencies through the elimination of redundant positions and a realignment of Sun's employee base with its then-existing sales and operating levels, (ii) reduce inventory levels and the number of inventory types and styles to levels commensurate with then-existing sales levels, and (iii) integrate Sun's combined sales, marketing and licensing activities with those of BSI in an effort to maximize the sales and operating profit of the Company's products.

   Prior to the Merger, BSI had grown significantly through acquisitions. BSI completed five acquisitions of complementary businesses since 1990, which included a contract screen printer, a provider of uniform and other specialty apparel products, an apparel maker specializing in licensed character and decorated sportswear sales, a provider of embroidery services, and an apparel maker specializing in proprietary and private label markets.

   The Company was incorporated in Delaware in March 1997 in connection with the reincorporation completed pursuant to the Merger. The Company's principal executive offices are located at 3860 Virginia Avenue, Cincinnati, Ohio 45227, and its telephone number is (513) 272-3600.

   HISTORICAL FINANCIAL INFORMATION CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K RELATES ONLY TO THE OPERATIONS OF SUN PRIOR TO THE MERGER WITH BSI AND DOES NOT INCLUDE ANY RESULTS OF OPERATIONS OR FINANCIAL DATA OF BSI FOR ANY PRIOR PERIOD. THE FOLLOWING DESCRIPTION OF THE COMPANY'S BUSINESS INCLUDES THE OPERATIONS OF THE COMBINED COMPANY RESULTING FROM THE MERGER.

PRODUCTS

   Brazos' principal products are T-shirts and fleecewear, in youth and adult sizes. Presently, Brazos' products consist of four distinct lines: (i) licensed character, (ii) collegiate logo, (iii) private label and (iv) proprietary. A variety of decorating techniques are used to decorate blank garments with graphic designs. The techniques include screen printing in up to 14 colors, belt printing, direct embroidery, applique, combination applique and screen print and flock transfer. A significant portion of the graphic designs involve creative enhancements of fictional cartoon characters, collegiate logos and other identifying marks made available under license agreements from licensors, including Disney Enterprises, Inc. ("Disney"), Warner Bros., Chic by H.I.S., Major League Baseball(R) and most major colleges and universities.

   Brazos' products are available in a wide variety of colors, styles and fabric weights. T-shirts are available in solid, stripe, roll sleeve, weathered natural and micro-stripe styles, and range in fiber content from 50 percent cotton/50 percent polyester to 100 percent cotton. Brazos' fleecewear products range from seven ounces to 12 ounces in weight. Garments are sourced from domestic and foreign mills and are decorated at Brazos' facilities in Cincinnati, Ohio, Staten Island, New York, Millersburg, Pennsylvania, College Station, Texas, and Kent, Washington. In addition to basic sportswear, products offered by Brazos include windsuits, denim jackets, parkas, canvas shorts and knit shirts.

   Screen print designs are developed by the Company after taking into consideration industry trends, visits to fashion and trade shows, and most significantly, frequent meetings with apparel label owners and major customers. Sales managers work closely with Brazos' merchandisers, designers and artists to develop appropriate styles and color shades. The design process is interactive, requiring the creation and delivery of numerous samples for customer feedback and further changes. For larger customers, the design staff typically incorporates minor styling changes to a basic design to create a unique product line for the customer.

   Brazos devotes considerable resources to ensure that its products are of a high quality. The quality control department is responsible for monitoring all phases of screen print production and ensuring that purchased garments meet the Company's quality standards. Brazos believes that its product quality is among the highest in its market segment.

   Brazos' blank distribution operations are conducted under the name Gulf Coast Sportswear ("Gulf Coast"). Gulf Coast sells basic T-shirts and sweatshirts, golf shirts, baseball shirts, athletic jackets, athletic jerseys and shorts to screen printers, embroiderers, advertising and specialty companies, retailers, sporting good outlets and uniform suppliers, which in turn typically decorate the product for later sale. Gulf Coast purchases its inventory in bulk quantities and distributes products to over 12,000 customers from eight warehouses. Brazos believes that its blank distribution operation offers one of the broadest product lines in the industry.

LICENSES AND TRADEMARKS

   Brazos obtains rights through licenses to manufacture and market products with recognizable cartoon character images. These license agreements include the rights to use fictional character images and trade names such as Disney's Mickey Mouse, Disney's Winnie the Pooh and various Warner Bros. Looney Tunes(C) characters (including Bugs Bunny(C) and the Tazmanian Devil(C)). In addition, Brazos has entered into license agreements with respect to the manufacturing and marketing of collegiate apparel for most major colleges and universities, as well as Major League Baseball(R).

   Many of Brazos' license agreements limit sales of products to certain market categories. Brazos' licenses are typically for a term of one-to-two years but are terminable on 30 days notice. These license agreements generally require minimum annual payments and certain quality control procedures. Further, these license agreements give the licensor the right to approve licensed products by Brazos and to terminate the license if Brazos does not satisfy its contractual obligations in any material respect. Royalties under these license agreements generally range from 7% to 13% of net sales for products sold.

   Brazos has registered and owns a variety of trademarks under which a number of Brazos' products are sold. Brazos believes that its trademarks have significant value in the marketing and sale of its proprietary products.

SALES AND MARKETING

   Brazos utilizes approximately 45 independent sales representatives that sell one or more of its product lines. In addition, 14 in-house key account executives concentrate on national retail accounts, including Wal-Mart, Kmart, J.C. Penney, Target, Hills Stores Co. and Venture Stores, Inc. Management believes that a combination of key account sales representatives and independent sales representatives gives Brazos a thorough penetration of the retail marketplace. Independent sales representatives are compensated on a commission-only basis with rates averaging 6% and ranging from 1% to 10% of net sales. Key account sales representatives are salaried employees with bonus incentives tied to sales and profitability. Territories for independent sales representatives are determined by geographical location, markets covered and products sold.

   In addition to sales activities through its independent sales representatives, Brazos maintains a presence in New York City's garment district. Brazos has a 4,200 square foot showroom, specializing in women's, men's and boy's apparel, located at 1411 Broadway, and a 1900 square foot showroom, specializing in children's apparel, located at 112 West 34th Street. Brazos' products are presented at a number of trade shows, including the semi-annual MAGIC Show.

   In 1996, Sun's sales to Wal-Mart, Kmart and Target, accounted for approximately 41%, 10% and 26%, respectively of its gross sales. The loss of, or significantly decreased sales to, significant customers could have a material adverse effect on Brazos' financial condition and results of operations.

SOURCING OF GARMENTS

   Brazos sources each of its product lines based on the individual design, style and quality specifications of such products. Brazos sources the majority of its products through large domestic mills and independently owned contractors with manufacturing facilities primarily in the United States, China, Guatemala, Pakistan, Mexico and Syria. Brazos believes that outsourcing the manufacture of blank garments allows it to enhance production flexibility and capacity while substantially reducing expenditures and avoiding the expense of managing a large production work force.

   Brazos contracts for the manufacture and sewing of its products with numerous domestic and overseas contractors. During 1996, approximately 77% of Sun's products sold were manufactured by domestic suppliers. The balance of Sun's products were manufactured in foreign countries. Brazos anticipates that the percentage of garments which are imported will increase primarily due to its increased focus on decorated sportswear sales.

   Brazos utilizes sourcing agents which assist in selecting and overseeing foreign third-party contractors and monitoring quotas and other trade regulations. Brazos' production staff and sourcing agents oversee all aspects of apparel manufacturing and production. Brazos and its sourcing agents separately negotiate with suppliers for the purchase of fabrics which are then purchased either by Brazos or its contractors.

   Brazos generally orders products from foreign sources in situations where the magnitude of the order and the amount of lead time prior to delivery of the order are sufficient. Since many customers orders change with respect to colors, sizes, allotments or assortments prior to the delivery date, in certain situations, Brazos must estimate production requirements in order to secure necessary fabrics and manufacturing capacity.

   There are no formal arrangements between Brazos and any of its contractors or suppliers; however, Brazos believes that its relationships with its contractors and suppliers are good.

   Brazos' quality control program is designed to ensure that all goods bearing Brazos', its customers' or its licensors' trademarks meet its standards. With respect to its products, Brazos develops and inspects prototypes of each product type, establishes fittings based on the prototype, inspects samples and, through its employees or sourcing agents, inspects fabric prior to cutting. Brazos or its sourcing agents inspect the final product prior to shipment to Brazos' facilities.

COMPETITION

   The apparel industry is highly competitive. Several of Brazos' competitors have substantially greater financial, distribution, marketing and other resources, including greater brand awareness. Brazos competes with numerous apparel vendors, including those whose merchandise displays licensed characters, and colors and symbols of professional sports teams and colleges and universities. Competitive factors include product quality, price, ability to meet delivery requirements and other aspects of customer service, changes in styles and consumer preferences, and the limited availability of customer shelf and rack space.

BACKLOG

   Brazos typically receives information from customers concerning projected purchases several months in advance of delivery, with written purchase orders for particular garments being submitted shortly before shipment. In addition, customers may cancel or reschedule orders with little or no penalty. Typically, the backlog of firm orders at any point in time is not representative of expected sales for the upcoming 12 months. For these reasons, Brazos does not believe that backlog at any time is a meaningful indicator of sales for future periods. At December 31, 1996, Sun's backlog of firm orders was approximately $7.7 million. At December 31, 1995, Sun's backlog of firm orders was approximately $8.6 million.

EMPLOYEES

   As of March 31, 1997, Brazos had approximately 1,400 full time employees. Brazos believes relations with its employees are good.

EXECUTIVE OFFICERS AND DIRECTORS OF BRAZOS

   The table below sets forth certain information regarding the executive officers and directors of Brazos:

    NAME                          AGE           POSITION(S)
    ----                          ---           -----------
Randall B. Hale................    34     Director and Chairman
J. Ford Taylor.................    39     Director, chief executive officer,
                                            and president
Nolan Lehmann..................    52     Director
Michael S. Chadwick............    45     Director
Alan Elenson...................    47     Director and president of Plymouth
                                            Mills operations
F. Clayton Chambers............    37     Director, vice president, chief
                                            financial officer, treasurer and
                                            secretary

   RANDALL B. HALE. Mr. Hale has been a director and chairman of the board of Brazos since March 1997 and previously served as a director and chairman of the board of BSI. He has served as a vice president of Equus II and Equus Capital Management Co. ("Equus") since November 1992 and a director of Equus since February 1996. From June 1985 to October 1992, he was employed by Andersen Worldwide. Mr. Hale is a director of American Residential Services, Inc. and is also a director of numerous privately-owned companies. Mr. Hale is a certified public accountant.

   J. FORD TAYLOR. Mr. Taylor has been a director, president and the chief executive officer of Brazos since March 1997, and previously served in those capacities with BSI. From August 1990 to December 1993 he served as president of BSI's Red Oak/CC Creations facility in College Station, Texas. In December 1993, he was promoted to vice president -- operations of the decorated sportswear operations of BSI. In August 1995, Mr. Taylor was promoted to chief operating officer of the decorated sportswear operations and in August 1996, he was elected as president and chief executive officer of BSI.

   NOLAN LEHMANN. Mr. Lehmann has been a director of Brazos since March 1997 and was previously a director of BSI. He has served as a director and president of Equus since 1980, and as a director and president of Equus II since inception. Prior to joining Equus, Mr. Lehmann served in a number of executive management positions with Service Corporation International from 1973 to 1980. Mr. Lehmann is also a director of Allied Waste Industries, Inc., American Residential Services, Inc., Drypers Corporation and Garden Ridge Corporation. In addition, he serves as a director of numerous privately-owned companies. Mr. Lehmann is a certified public accountant.

   MICHAEL S. CHADWICK. Mr. Chadwick has been a director of Brazos since March 1997 and was previously a director of BSI. He is a senior vice president and a managing director of the corporate finance department of Sanders Morris Mundy, a Houston-based financial services and investment banking firm. From 1988 to August 1994, Mr. Chadwick served as president of Chadwick, Chambers & Associates, Inc., an investment and merchant banking firm specializing in corporate finance services. Mr. Chadwick presently serves on the Board of Directors of Watermarc Food Management Company and Blue Dolphin Energy Company, publicly traded corporations, and Moody-Price, Inc. a privately held corporation.

   ALAN ELENSON. Mr. Elenson has been a director of Brazos since March 1997 and was previously a director of BSI. He founded Plymouth Mills, Inc. ("Plymouth") in 1975 and owned and operated Plymouth prior to its acquisition by BSI in August 1996. Mr. Elenson is president of Brazos' Plymouth Mills operations.

   F. CLAYTON CHAMBERS. Mr. Chambers has been a director and vice president, chief financial officer, treasurer and secretary of Brazos since March 1997, and previously served as a corporate officer of BSI beginning in November 1994. Mr. Chambers was a principal in the firm of Chadwick, Chambers & Associates, Inc., an investment banking firm located in Houston, Texas, from June 1988 until October 1994.

ITEM 2.  PROPERTIES

   Brazos' printing and embroidery operations are performed from six leased facilities aggregating approximately 620,000 square feet located in Cincinnati, Ohio, Staten Island, New York, Millersburg, Pennsylvania, College Station, Texas, and Kent, Washington. The distribution of undecorated blank apparel is conducted from nine warehouses with an aggregate of approximately 205,000 square feet located throughout the southern United States. Brazos also maintains a cut and sew facility in Dallas, Texas, two showrooms in the garment district of New York City, and an administrative office in Clute, Texas.

ITEM 3.  LEGAL PROCEEDINGS

   A lawsuit is pending in the Supreme Court of the State of New York, County of Oneida, against the Company, E.R.O. Industries, Inc., Toys "R" Us, Inc., Grace International Apparel, Inc., and Bradlees Department Store. The plaintiff is a child who was severely burned while allegedly lying in a polyester slumber sack (manufactured by E.R.O. Industries, Inc. and sold by Toys "R Us, Inc.), watching television and playing with a butane lighter. He was allegedly wearing a flannel shirt (manufactured by Grace International Apparel, Inc. and sold by Bradlees Department Store) over a T-shirt (printed by the Company and sold by Bradlees Department Stores). In July of 1995, Bradlees Department Stores filed for Chapter 11 protection.

   The plaintiff seeks compensatory damages of $150 million and punitive damages of $50 million against all defendants under various tort law theories, including false labeling and flammability of the slumber sack against its manufacturer and for negligence against all defendants together. The Company has tendered the defense of this suit to its insurance carrier, which is opposing the suit vigorously. The Company believes its coverage is sufficient in the event it is held liable for compensatory damages. While its coverage may not extend to punitive damages awards, the Company believes there are no grounds for such damages. Although it cannot predict with certainty the outcome of this suit, the Company believes its disposition should not result in a material adverse effect on the results of operations or the financial condition of the Company.

   The Company is subject to other legal proceedings in the ordinary course of business. While the outcome of lawsuits or other proceedings cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   There were no matters submitted to a vote of security holders during the fourth quarter of 1996.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

   The Company's Common Stock is traded on the Nasdaq National Market under the symbol "BRZS." After giving effect to the one-for-five reverse stock split effected in connection with the Company's reincorporation in Delaware in March 1997, the high and low sales prices per share for the periods indicated were as follows:

                                                          HIGH        LOW
1995                                                     ------      ------
   First Quarter......................................   25 5/8      21 1/4
   Second Quarter.....................................   22 1/2      18 3/4
   Third Quarter......................................   25          21 1/4
   Fourth Quarter.....................................   23 1/8      12 13/16
1996
   First Quarter......................................   15 5/8      12 1/2
   Second Quarter.....................................   18 1/8      13 1/8
   Third Quarter......................................   17 1/2      10
   Fourth Quarter.....................................   14 3/8       8 3/4

   On March 17, 1997, the last reported sale price for the Common Stock, as quoted by the Nasdaq National Market, was $12.00 per share. As of the same date, there were approximately 142 holders of record of the Common Stock, and the Company estimates that there are over 1,500 beneficial owners of Common Stock.

DIVIDEND POLICY

   The Company has never declared or paid cash dividends on the Common Stock. The Company intends to retain any future earnings for reinvestment in its business and does not intend to pay cash dividends in the foreseeable future. Furthermore, the Company is prohibited from declaring or paying cash dividends on its capital stock under the terms of certain of the Company's indebtedness.

ITEM 6.  SELECTED FINANCIAL DATA

   The following data reflects the historical operating results of Sun prior to the Merger, and insofar as it relates to each of the years 1992 to 1996, has been derived from audited financial statements of Sun, including the balance sheets at December 31, 1996 and 1995, the related statements of income and of cash flows for the years ended December 31, 1996, 1995, and 1994, and notes thereto appearing elsewhere herein. THE FOLLOWING DATA DOES NOT INCLUDE ANY INFORMATION WITH RESPECT TO THE HISTORICAL OPERATIONS, ASSETS OR LIABILITIES OF BSI FOR ANY PERIOD. The data should be read in conjunction with the financial statements, related notes and other financial information included herein.

                                          FOR THE YEAR ENDED DECEMBER 31,
                               -----------------------------------------------------
                                   1996       1995      1994       1993      1992
                                   ----       ----      ----       ----      ----
                                    (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
   Net sales                       $65,535   $93,965   $113,213  $104,773   $70,645
   Operating (loss) income          (5,296)   (4,569)     4,242     4,522       (92)
   Net (loss) income                (5,836)   (3,736)     2,449     2,737      (517)
   Net (loss) income per share       (1.02)    (0.65)      0.43      0.49     (0.09)

                                                   DECEMBER 31,
                               -----------------------------------------------------
                                   1996       1995      1994       1993      1992
                                   ----       ----      ----       ----      ----
                                               (AMOUNTS IN THOUSANDS)
BALANCE SHEET DATA:
   Total assets                   $ 28,434  $ 47,315   $ 62,384  $ 42,247   $ 40,278
   Working capital                  16,695    21,419     25,031    22,981     19,418
   Long-term debt, including
    current portion                    -0-       338        715     3,273      3,259
   Shareholder's equity             20,182    26,018     29,750    26,820     23,902

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ELSEWHERE HEREIN. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACTS INCLUDED IN THE FOLLOWING DISCUSSION REGARDING THE COMPANY'S FINANCIAL POSITION, BUSINESS STRATEGY, AND PLANS OF MANAGEMENT FOR FUTURE OPERATIONS ARE FORWARD-LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO HAVE BEEN CORRECT.

GENERAL

   On March 14, 1997, Sun merged with BSI Holdings, Inc. ("BSI") and was reincorporated as a Delaware corporation. Except for Seafirst Bank, shareholders of Sun prior to the Merger who did not elect to retain their shares received $2.20 per share ($11.00 per share as adjusted for the effective one-for-five reverse stock split (the "Reverse Split") in the reincorporation merger) for 50% of such shares and the remaining shares were converted into Company common stock. Seafirst Bank received $2.20 per share ($11.00 per share as adjusted for the Reverse Split) for 59.5% of its shares in a combination of a note and cash, with its remaining shares being converted into Company common stock. The stockholders of BSI received approximately 18.65 million shares of the Company's common stock (3.73 million shares as adjusted for the Reverse Split) for all issued and outstanding shares of BSI common stock. The Merger was accounted for as a purchase, and the following discussion of results of operations relates only to the operations of Sun prior to the Merger. The results of operations of BSI during the periods discussed are not included.

RESULTS OF OPERATIONS

1996 COMPARED WITH 1995

  NET SALES

   Net sales for the year ended December 31, 1996 decreased 30% to $65.5 million from $94.0 million in 1995. The decrease in sales is primarily attributable to a decline in licensed character product sales, which resulted from (i) the continued impact of the loss of key sales personnel (particularly in the men's and boys' mass merchant category), (ii) increased competition in certain market segments and (iii) a reduction in film property sales during 1996.

  GROSS MARGIN

   Gross margin as a percentage of net sales increased to 12% in 1996 from 10% in 1995, primarily as a result of (i) reduced production costs from the employment of fewer manufacturing personnel and improved operating efficiencies,
(ii) improved domestic and international sourcing, resulting in lower blank garment costs and (iii) a reduction in the amount of valuation reserves required for obsolete or slow-moving inventory in 1996 as compared to 1995.

   OPERATING EXPENSES

   Operating expenses decreased to $13.1 million (or 20% of net sales) in 1996 from $14.0 million (or 14.9% of net sales) in 1995. The decrease in operating expenses was primarily attributable to lower royalty and commission expense, partially offset by one-time severance and merger expenses of approximately $1.2 million in 1996. The increase in operating expenses as percentage of net sales resulted from lower sales volume in 1996 compared with 1995.

   INTEREST EXPENSE

   Interest expense decreased 54% to $584,000 in 1996 from $1.3 million in 1995 as a result of lower borrowing levels in 1996.

   INCOME TAX BENEFIT

   The tax benefit derived from losses incurred was offset by a valuation allowance of $1,567,000 and a $326,000 tax effect of non-deductible merger expenses. (See Note 9 to Financial Statements).

1995 COMPARED WITH 1994

   NET SALES

   Net sales for the year ended December 31, 1995 decreased 17% to $94.0 million from $113.2 million in 1994, primarily as a result of decreases in sales of men's and boys' products, which the Company believes was caused by the Major League Baseball strike and the non-renewal of the Company's joint Looney Tunes
(C)/National Football League(R) license. The decline in sales was partially offset by an increase in sales of garments bearing Pocahontas ((C) Disney) and Winnie the Pooh ((C) Disney) designs.

   GROSS MARGIN

   Gross margin as percentage of net sales decreased to 10% in 1995 from 15.3% in 1994, primarily as a result of (i) a $2.0 million inventory charge taken in the third quarter in 1995 arising from expected losses on the sale of surplus inventory, (ii) low margins in 1995 because of the Company's efforts to reduce men's inventory, (iii) $350,000 in charges taken in the third quarter of 1995 to cover minimum royalty commitments and (iv) the impact of reduced sales in 1995, and the Company's resulting higher fixed costs as a percentage of net sales.

  OPERATING EXPENSES

   Operating expenses increased to $14.0 million (or 14.9% of net sales) in 1995 from $13.1 million (or 11.6% of net sales) in 1994. The increase was primarily attributable to general and administrative expenses which increase to $7.7 million (or 8.2% of net sales) in 1995 from $6.7 million (or 5.9% of net sales) in 1994, as a result of costs associated with the Company's management information system and $747,000 in consulting costs incurred in the Company's restructuring efforts.

   INTEREST EXPENSE

   Interest expense increased 87% to $1.3 million in 1995 from $677,000 million in 1994 as a result of higher borrowing levels and interest rates in 1995.

LIQUIDITY AND CAPITAL RESOURCES

   The Company's existing capital resources consist of cash balances, cash provided by its operating activities and funds available under its line of credit. Cash provided by operations in 1996 was $9.9 million, which was primarily provided by a decrease in accounts receivable and inventory. During 1996, Sun made net repayments of $10.5 million under its credit facility. The Company's cash requirements consist of its general working capital needs, capital expenditures, obligations under its leases and promissory notes, and capital required for future acquisitions.

   Prior to the Merger, Sun maintained a credit agreement with Heller Financial, Inc. ("Heller"). The Heller agreement provided for a line of credit (including commercial letters of credit) of up to $24 million, and at December 31, 1996, approximately $8.9 million was available for borrowing under that facility. The Heller facility was secured by all of Sun's assets, including accounts receivable and inventory. In connection with the consummation of the Merger, the Heller facility was terminated, and the Company became a party to a new credit facility, consisting of a $12 million term loan and a $73.2 million revolving line of credit. As of March 17, 1997, $7.0 million was available for future borrowings under the line of credit, based on existing collateral. Advances under the line of credit are based on a percentage of the Company's inventory and receivables. Interest on the line of credit is payable at prime plus .5% or the Eurodollar base rate plus 2.75%. The term loan facility requires principal payments of $0.2 million per month and had an outstanding balance of $11.6 million on March 17, 1997. Interest on the term loan facility is payable at prime plus 1.5% or the Eurodollar base rate plus 3.5%. Additionally, in connection with BSI's acquisition of Plymouth Mills, the Company's principal operating subsidiary issued $3.5 million in subordinated debentures to two institutional lenders. The subordinated debentures bear interest at 13% per annum and provide for quarterly principal payments beginning in September 2001.

   The Company's principal credit facility and the subordinated debentures require the Company to maintain certain levels of working capital and stockholders' equity and contain other restrictive covenants. Such instruments limit the ability of the Company to incur additional indebtedness, pay dividends and to make acquisitions and certain investments.

   Management believes that funds available under its principal credit facility, together with cash generated from operations, will be sufficient to meet the Company's anticipated cash requirements for 1997, including its anticipated capital expenditures of approximately $1.0 million. The Company is continually evaluating opportunities for growth, including acquisitions of businesses which distribute complementary apparel products. Management believes that the Company could obtain additional capital to make acquisitions primarily through either issuances of common or preferred stock or debt financing, although no assurance can be given with respect to whether such financing will be available when required or whether such financing can be obtained on terms acceptable to the Company.

SEASONALITY

   The Company's sales levels are higher in the second and third quarters of each year. During these periods, spring, summer, back-to-school and pre-holiday season products are produced and sold. The Company expects that the seasonable nature of apparel sales will continue in future periods.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To The Board of Directors
and Stockholders of
Brazos Sportswear, Inc.

In our opinion, the accompanying balance sheets and related statements of income, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Brazos Sportswear, Inc. (formerly Sun Sportswear, Inc.) at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ Price Waterhouse LLP

PRICE WATERHOUSE LLP

Seattle, Washington
February 12, 1997, except for Note 1 ("Merger and Subsequent Reincorporation") for which the date is March 14, 1997

                           BRAZOS SPORTSWEAR, INC.
                       (FORMERLY SUN SPORTSWEAR, INC.)

                                BALANCE SHEETS

                                                  DECEMBER 31,
                                           -------------------------
                                               1996         1995
                                           -----------   -----------
ASSETS

CURRENT ASSETS:

   Cash ................................   $    84,532   $ 2,006,633
   Accounts receivable, net of allowance
   for doubtful accounts of $33,930 and
   $46,317, respectively (Note 11) .....     7,180,833    13,102,275
   Inventories, net (Note 3) ...........    15,760,393    23,631,358
   Prepaid expenses and other
      current assets ...................       847,641       959,872
   Deferred income taxes (Note 9) ......        19,740       788,332
   Federal income tax receivable .......     1,033,985     1,979,535
                                           -----------   -----------
   Total current assets ................    24,927,124    42,468,005

EQUIPMENT AND LEASEHOLD
IMPROVEMENTS, net:
   (Note 4) ............................     3,492,013     4,831,994

OTHER ASSETS: ..........................        14,506        15,107
                                           -----------   -----------
   Total assets ........................   $28,433,643   $47,315,106
                                           ===========   ===========

                                 (continued)
                See accompanying notes to financial statements

                           BRAZOS SPORTSWEAR, INC.
                       (FORMERLY SUN SPORTSWEAR, INC.)

                                BALANCE SHEETS
                                 (CONTINUED)

                                                  DECEMBER 31,
                                          ---------------------------
                                               1996          1995
                                          ------------    -----------
      LIABILITIES AND
      SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Notes payable (note 5) ..........   $  2,960,513    $13,500,000
      Accounts payable ................      3,592,365      4,985,953
      Accrued royalties payable .......      1,061,597      1,753,745
      Accrued wages and taxes payable .        591,971        512,078
      Accrued interest payable ........         25,381         51,263
      Current portion of
        long-term debt (Note 6) .......            -0-        245,652
                                          ------------    -----------
      total current liabilities .......      8,231,827     21,048,691
                                          ------------    -----------
NONCURRENT LIABILITIES:
      Long-term debt,
        net of current portion (Note 6)            -0-         92,354
      Deferred income taxes (Note 9) ..         19,740        155,642
                                          ------------    -----------
      Total noncurrent liabilities ....         19,740        247,996
                                          ------------    -----------
SHAREHOLDERS' EQUITY:
      Common stock, no par value,
        20,000,000 shares authorized;
        5,748,500 shares issued
        and outstanding ...............     21,618,339     21,618,339
      Retained (deficit) earnings .....     (1,436,263)     4,400,080
                                          ------------    -----------
      Total shareholders' equity ......     20,182,076     26,018,419
                                          ------------    -----------
COMMITMENTS AND
  CONTINGENCIES (Note 2 and Note 10)
      Total liabilities and
        shareholders' equity ..........   $ 28,433,643    $47,315,106
                                          ============    ===========

                See accompanying notes to financial statements

                             BRAZOS SPORTSWEAR, INC.
                         (FORMERLY SUN SPORTSWEAR, INC.)

                             STATEMENTS OF INCOME

                                           FOR THE YEAR ENDED DECEMBER 31,
                                 ---------------------------------------------
                                     1996            1995             1994
                                 ------------    ------------    -------------
Net sales (note 8) ...........     65,534,545      93,965,325      113,212,896
Cost of goods sold ...........     57,679,610      84,569,855       95,878,764
                                 ------------    ------------    -------------
Gross margin .................      7,854,935       9,395,470       17,334,132
                                 ------------    ------------    -------------
Operating expenses:
      Selling ................      3,342,014       3,649,256        3,781,116
      Design and pattern .....      2,503,370       2,492,222        2,527,013
      General and
        administrative .......      7,210,176       7,690,321        6,712,365
      Provision for doubtful
        accounts and factoring
        fees (Note 11) .......         95,694         132,284           71,586
                                 ------------    ------------    -------------
                                   13,151,254      13,964,083       13,092,080
                                 ------------    ------------    -------------
      Operating (loss) income      (5,296,319)     (4,568,613)       4,242,052
                                 ------------    ------------    -------------
Other expense (income):
      Interest expense .......        584,046       1,267,442          676,612
      Other, net .............        (37,114)       (200,981)        (111,236)
                                 ------------    ------------    -------------
                                      546,932       1,066,461          565,376
                                 ------------    ------------    -------------
(Loss) income before provision
  for income taxes ...........     (5,843,251)     (5,635,074)       3,676,676
(Benefit) provision for
  income taxes (Note 9) ......         (6,908)     (1,898,620)       1,228,000
                                 ------------    ------------    -------------
Net (loss) income ............   $ (5,836,343)   $ (3,736,454)   $   2,448,676
                                 ============    ============    =============
(Loss) earnings per share: ...   $      (1.02)   $      (0.65)   $        0.43
                                 ============    ============    =============
Weighted average shares
  outstanding ................      5,748,500       5,748,249        5,722,121

                See accompanying notes to financial statements

                            BRAZOS SPORTSWEAR, INC.
                        (FORMERLY SUN SPORTSWEAR, INC.)

                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                        COMMON STOCK           RETAINED
                                    ----------------------     (DEFICIT)
                                     SHARES       AMOUNT       EARNINGS         TOTAL
                                    ---------   -----------   -----------    ------------
Balance,
  December 31, 1993 .............   5,637,500   $21,132,521   $ 5,687,858    $ 26,820,379

Exercise of stock options
including tax benefit of $109,498     109,625       481,170          --           481,170

Net income for the
  year ended
  December 31, 1994 .............        --            --       2,448,676       2,448,676
                                    ---------   -----------   -----------    ------------
Balance,
  December 31, 1994 .............   5,747,125    21,613,691     8,136,534      29,750,225

Exercise of stock options, -0-
tax benefit .....................       1,375         4,648          --             4,648

Net loss for the
  year ended
  December 31, 1995 .............        --            --      (3,736,454)     (3,736,454)
                                    ---------   -----------   -----------    ------------
Balance,
  December 31, 1995 .............   5,748,500    21,618,339     4,400,080      26,018,419

Net loss for the
  year ended
  December 31, 1996 .............        --            --      (5,836,343)     (5,836,343)
                                    ---------   -----------   -----------    ------------
Balance,
  December 31, 1996 .............   5,748,500   $21,618,339   $(1,436,263)   $ 20,182,076
                                    =========   ===========   ===========    ============

                See accompanying notes to financial statements

                            BRAZOS SPORTSWEAR, INC.
                        (FORMERLY SUN SPORTSWEAR, INC.)

                           STATEMENTS OF CASH FLOWS

                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                      --------------------------------------------
                                                         1996             1995           1994
                                                      ------------    ------------    ------------
Cash flows from operating activities:
    Net (loss) income .............................   $ (5,836,343)   $ (3,736,454)   $  2,448,676
    Adjustments to reconcile net
     income (loss) to net cash provided
      by (used in) operating activities:
      depreciation and amortization ...............      1,723,025       1,526,015       1,225,139
      Loss (gain) on disposal
             of equipment .........................         18,609         (18,054)          1,025
          Decrease (increase) in
            accounts receivable ...................      5,921,442      11,322,559     (10,644,227)
      Decrease (increase) in inventories ..........      7,870,965       6,524,260      (8,094,570)
      Decrease (increase)  in federal
        income tax receivable,
        and net deferred tax assets ...............      1,578,240      (2,189,620)         92,158
      Decrease (increase) in other assets .........        112,832        (366,117)        (84,790)
      (Decrease) increase in
        accounts payable ..........................       (880,571)     (6,754,384)      5,925,735
      (Decrease) increase in
        accrued liabilities .......................       (638,137)       (238,914)        938,153
                                                      ------------    ------------    ------------
    Net cash provided by (used in)
     operating activities .........................      9,870,062       6,069,291      (8,192,701)
                                                      ------------    ------------    ------------
Cash flows from investing activities:
    capital expenditures ..........................       (416,199)     (1,169,168)     (1,953,218)
    proceeds from sale of equipment ...............         14,545          46,133          70,956
                                                      ------------    ------------    ------------
    Net cash used in investing activities                 (401,654)     (1,123,035)     (1,882,262)
                                                      ------------    ------------    ------------
 Cash flows from financing activities:
    (Decrease) increase in outstanding
      checks in excess of funds on deposit.........        (513,015)     (1,297,807)        186,329
    Net (repayments) borrowings
      under line of credit agreement ..............    (10,539,488)     (2,487,000)     12,534,000
    Principal payments under
      long-term debt ..............................       (338,006)       (376,635)     (2,558,454)
    Proceeds from issuance of common
      stock for employee stock options ............            -0-           4,648         481,171
                                                      ------------    ------------    ------------
    Net cash (used in) provided by
      financing activities ........................    (11,390,509)     (4,156,794)     10,643,046
                                                      ------------    ------------    ------------

                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                     --------------------------------------
                                                        1996           1995        1994
                                                     -----------    ----------   ----------
Net (decrease) increase in cash..................     (1,922,101)      789,462      568,083
Cash at beginning of period .....................      2,006,633     1,217,171      649,088
                                                     -----------    ----------   ----------
Cash at end of period ...........................    $    84,532    $2,006,633   $1,217,171
                                                     ===========    ==========   ==========
SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:
Cash paid during the period for:
      Interest ..................................    $   609,927    $1,269,992   $  688,174
      Income taxes ..............................    $   137,607    $  291,000   $1,251,000

                           BRAZOS SPORTSWEAR, INC.
                       (FORMERLY SUN SPORTSWEAR, INC.)

                        NOTES TO FINANCIAL STATEMENTS

NOTE 1 - OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

   MERGER AND SUBSEQUENT REINCORPORATION
   On March 14, 1997, Sun Sportswear, Inc. (the "Company") merged with BSI Holdings, Inc. ("BSI") and was reincorporated as a Delaware corporation which was renamed Brazos Sportswear, Inc. The merger was accounted for as a reverse acquisition with the Company being the surviving legal entity and BSI being the predecessor entity for accounting purposes. The merger will be accounted for as a purchase. In connection with the reincorporation, a one for five reverse stock split was implemented.

   Except for Seafirst Bank, shareholders of the Company prior to the merger who did not elect to retain their shares received $2.20 per share ($11.00 per share as adjusted for the effective one-for-five reverse stock split (the "Reverse Split")) for 50% of such shares and the remaining shares were converted into common stock of Brazos Sportswear, Inc. Seafirst Bank received $2.20 per share ($11.00 per share as adjusted for the Reverse Split) for 59.5% of its shares in a combination of a note and cash, with its remaining shares being converted into shares of Brazos Sportswear, Inc.

   The Company underwent a change in a control as of the effective date of the merger. As of March 14, 1997, all the former directors of the Company resigned and six directors designated by BSI became the directors of Brazos Sportswear, Inc. In addition, on or before the effective date of the merger, the president, executive vice president, and two senior vice presidents resigned. The financial statements of the Company for the year ended December 31, 1996 include the costs associated with these resignations as well as the merger related charges incurred by the Company through December 31, 1996, which totaled $1.2 million. The merger, including the Reverse Split, was not otherwise reflected in the December 31, 1996 financial statements.

   OPERATIONS
   The Company is engaged in designing, sourcing, printing and marketing moderately priced apparel. Products consist primarily of garments printed with designs which are subject to licenses or distributor agreements with third parties, and proprietary designs developed by the Company. Revenues from operations are principally generated in the United States.

   RECLASSIFICATIONS
   Certain reclassifications have been made to prior year amounts to conform to the presentation of the December 31, 1996 financial statements.

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

   ACCOUNTS PAYABLE
   Outstanding checks in excess of funds on deposit of $490,000 and $1,003,000 at December 31, 1996 and 1995, respectively, have been classified as accounts payable.

   ACCRUED ROYALTIES PAYABLE
   Royalties are accrued when the related licensed garments are shipped. Additionally, the Company periodically reviews its royalty agreements, which contain guaranteed minimum payments, and accrues the amount of the guaranteed minimum royalties not expected to be met by sales of the licensed product.

   INCOME TAXES
   The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (FAS 109), ACCOUNTING FOR INCOME TAXES. Deferred taxes have been provided on income and expense items that are reported in different periods for financial and tax reporting purposes, net of appropriate valuation allowance.

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

   NET (LOSS) INCOME PER SHARE
   Net (loss) income per share has been computed based upon the weighted average number of shares outstanding for all periods presented. Fully diluted per share amounts do not differ materially from primary per share amounts.

NOTE 2 - COMMITMENTS:

   The Company has historically leased office, warehouse and manufacturing space in Kent, Washington from a company owned by David Sabey, the majority shareholder until December 1992 (at which time Mr. Sabey divested himself of all his shares in the Company). The current lease requires monthly payments of $115,000 plus operating and maintenance expense of the facility. Rent expense for leases with Sabey totaled $1,392,000, $1,389,000 and $1,386,000 in 1996,
1995 and 1994, respectively. The Company has an option to purchase the facility it presently occupies during the five year period October 6, 1994 through October 5, 1999 for a mutually agreeable fair market price. This lease expires in 1999.

   The Company also leases warehouse space in Kent, Washington from a third party. The lease expires in June 1997. Rent expense for this third party lease, and other expired leases, in 1996, 1995 and 1994 totaled $227,000, $181,000 and $89,000, respectively.

   Future minimum rent commitments under all operating leases for periods after December 31, 1996 are as follows:
                                    RENT COMMITMENTS
                              1997                 1,437,300
                              1998                 1,380,000
                              1999                 1,035,000
                                                 -----------
                                                 $ 3,852,300
                                                 ===========

   Sun acquires rights to use trademarks and characters on specified types of garments, under license agreements from third parties. At December 31, 1996, the Company was party to approximately 28 such license agreements. Under these license agreements, the Company pays royalties of between 4% and 14% of the sales price of products sold displaying the licensed character or trademark. Royalty expense for Sun's license agreements totaled $5,917,049, $9,004,513 and

$9,354,684 in 1996, 1995 and 1994, respectively. These license agreements typically require that the Company guarantee a minimum royalty payment. Unmet guaranteed minimum royalty commitments under all licensing agreements in place at December 31, 1996, are as follows:

                                   ROYALTY COMMITMENTS
                              1997            $      900,000
                              1998                 3,600,000
                                                ------------
                                                $  4,500,000
                                                ============

At December 31, 1996, the Company had an allowance of $198,753 recorded on its balance sheet primarily to cover 1997 and 1998 minimum royalty commitments which are not anticipated to be recovered through licensed product sales.
(See "Note 11 - Valuation and Qualifying Accounts")

NOTE 3 - INVENTORIES:

   Inventories are composed of:

                                                      December 31,
                                            -----------------------------------
                                                 1996                 1995
                                            ---------------      --------------
Garments in process                            $  1,480,782        $  2,244,781
Unprinted finished garments                      14,542,492          19,827,823
Printed finished garments                         1,096,859           5,617,347
Supplies                                            651,978             407,064
Lower of cost or market allowance                (2,011,718)         (4,465,657)
                                            ---------------      --------------
                                                $15,760,393         $23,631,358
                                            ===============      ==============

NOTE 4 - EQUIPMENT AND LEASEHOLD IMPROVEMENTS:

   Equipment and leasehold improvements are summarized by major classifications as follows:

                                                              December 31,
                                         Estimated     --------------------------------
                                        useful lives        1996              1995
                                        ------------   ---------------    -------------
Production equipment                        5-7            $ 3,707,247      $ 3,658,352
Leasehold improvements                      5-10             2,369,882        2,380,317
Design system hardware and software         3-5                967,294          851,056
Information system hardware and software    3-5              1,837,237        2,145,582
Furniture and fixtures                       5                 937,675        1,116,112
Distribution equipment                      5-10               371,033          343,941
Warehouse equipment                         5-7                357,814          395,797
Vehicles                                     5                  12,417           12,417
                                                       ---------------    -------------
                                                            10,560,599       10,903,574
Construction in progress                                           -0-              509
LESS - Accumulated depreciation                             (7,068,586)      (6,072,089)
                                                       ---------------    -------------
                                                           $ 3,492,013      $ 4,831,994
                                                       ===============    =============

NOTE 5 - NOTES PAYABLE:

   Notes payable consist of the following:

                               Interest rate at
                                December 31,                  December 31,
                               ---------------      -----------------------------------
                                    1996                 1996                1995
                               ---------------      ---------------     ---------------
Heller line of credit,
   Prime based                      8.50%              $  2,960,513     $         -0-

Bank line of credit,
   LIBOR based                       - -                        -0-          13,500,000
                                                       $  2,960,513        $ 13,500,000
                                                    ===============     ===============

   At December 31, 1996, the Company's credit agreement with a Heller Financial, Inc. provided for a line of credit (including commercial letters of credit) of up to $24,000,000. The borrowing rate for the revolving portion of the line is the prime rate and all the Company's assets, including accounts receivable and inventories, are pledged as security for borrowings under the Heller credit agreement. The Heller credit agreement requires compliance with certain financial covenants principally relating to working capital, tangible net worth, ratio of debt to equity, expenditures for fixed assets, minimum earnings (before taxes, interest and depreciation), interest coverage, restrictions on the payment of dividends and restrictions on the incurrence of long-term debt. At December 31, 1996, approximately $8.9 million was available for borrowing.


NOTE 6 - LONG-TERM DEBT:

   Long-term debt consists of the following:

                                                 December 31,
                                       --------------------------------
                                            1996               1995
                                       --------------     --------------
Notes payable to GE Capital
in monthly installments of $25,694     $          -0-     $     338,006
                                       --------------     --------------
                                                                 338,006
Less - Current installments                       -0-           (245,652)
                                       --------------     --------------
Long-term debt                         $          -0-     $       92,354
                                       ==============     ==============

   The notes payable to GE Capital were repaid in February 1996.


NOTE 7 - CASH PROFIT SHARING, 401-K PROFIT SHARING PLAN, STOCK OPTION PLANS, AND RETIREMENT BENEFITS:

CASH PROFIT SHARING AND SALES BONUS PLAN. The Company has a Cash Profit Sharing and Sales Bonus Plan for its employees ("Cash Plan"). Under the Cash Plan, the Board of Directors determines, at its discretion, a percentage of the Company's net profits to be distributed to employees on an annual basis. The amount of the distribution to any employee is based upon the employee's compensation level or sales performance and in some instances, length of service with the Company. The Cash Plan is administered by a committee of senior management employees appointed by the

Board of Directors. The amount charged to expense under the Cash Plan totaled $63,000, $94,000 and $194,000 in 1996, 1995 and 1994, respectively.

401-K PROFIT SHARING PLAN. Effective January 1, 1992, the Company established a 401-K profit sharing plan for qualifying employees. Employee contributions to the 401-K plan are matched by the Company dollar for dollar on the first $200 contributed to the plan; then $.25 for every $1 up to 6.0% of the employee's gross earnings. Employees are fully vested in the 401-K plan after three years of service. The 401-K plan is administered by a non-related, third party. The amount charged to expense under the 401-K plan totaled $55,000, $66,000 and $57,000 in 1996, 1995 and 1994, respectively.

FASB 123 - EFFECT ON NET INCOME AND EARNINGS PER SHARE. At December 31, 1996, the Company has two stockbased compensation plans, which are described below. In October 1995, the Financial Accounting Standards Board issued FASB 123, "Accounting for Stock-Based Compensation", which established financial accounting and reporting standards for stock-based employee compensation plans and for the issuance of equity instruments to acquire goods and services from non-employees. The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation expense cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's two stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the amounts indicated below:

                                                 1996               1995
                                           ----------------    ---------------
Net Income                   As reported      $ (5,836,343)      $ (3,736,454)
                             Pro forma          (5,886,443)        (3,780,796)

Primary earnings per share   As reported            $(1.02)           $ (0.65)
                             Pro forma               (1.02)             (0.66)

The pro forma effect on net income and primary earnings per share resulting from the compensation expense attributed to stock options as calculated under FASB Statement 123 may not be representative of the effects on future years as options vest over several years and additional awards may be granted in the future.

STOCK OPTION PLANS. In October 1989, the Board of Directors approved stock option plans for Company employees and directors coincident with the completion of the public offering of common stock of the Company. The plans provide for the issuance of options to purchase common stock to employees and non-employee directors of the Company, at an exercise price in most cases equal to the fair market value at the date of grant. The maximum term of options granted is ten years, vesting from one to five years depending on the specific grant. Options to employees are granted at the discretion of the Compensation Committee of the Board of Directors. Options granted to non-employee directors are granted in accordance with a formula set forth in the director plan. A total of 660,000 common stock shares have been reserved for issuance under these plans.

   A summary of the status of the Company's stock option plans as of December 31, 1995 and 1996, and changes during the years then ended are presented below. The stock option exercise prices do not reflect the Reverse Split described in
Note 1.

                                          Employee Plan                    Director Plan
                                  -----------------------------     ---------------------------
                                                      Weighted-                        Weighted-
                                                       Average                          Average
        Stock Options                 Shares        Exercise Price      Shares       Exercise Price
------------------------------    --------------    -------------     -----------    -------------
Outstanding at December 31, 1994         321,250        $4.32             18,000        $4.61
Options granted                           54,500        $4.13              2,000        $4.13
Options exercised                         (1,375)       $3.38                --           - -
Options canceled                          (8,875)       $5.44             (1,000)       $4.13
                                   -------------                          -------
Outstanding at December 31, 1995         365,500        $4.27             19,000        $4.84
Options granted                           10,500        $2.88                - -          - -
Options exercised                            -0-         - -                 - -          - -
Options canceled                        (111,437)       $4.13            (11,000)       $4.97
                                  --------------                      -----------
Outstanding at December 31, 1996         264,563        $4.27              8,000        $4.06
                                  ==============                      ===========

   The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1995 and 1996, respectively: expected volatility of 70% and 64%, risk-free interest rates of 6.49% and 6.5%, and expected lives of 6 years and 5.98 years. The Company does not anticipate declaring dividends during the expected lives of the options.

   At December 31, 1996, 254,063 options were exercisable under the Employee Plan, and 8,000 options were exercisable under the Director Plan The weighted-average fair value of options granted during the calendar year 1996 was $1.54 under the Employee Plan. No options were granted in the calendar year 1996 under the Director Plan. At December 31, 1995, 268,541 options were exercisable under the Employee Plan and 18,000 options were exercisable under the Director Plan. The weighted fair market value of options granted during calendar year 1995 was $2.34 for both plans.

The following table summarizes information about fixed stock options outstanding at December 31, 1996:

                                  OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                     ---------------------------------------------   ---------------------------
                                    Weighted-Average
                        Number         Remaining          Weighted-        Number         Weighted-
Range of Exercise    Outstanding at Contractual Life       Average      Exercisable at     Average
     Prices            12/31/96                         Exercise Price    12/31/96      Exercise Price
-----------------    ------------   ----------------    -------------   ------------    -------------
EMPLOYEE PLAN
$2.88 to $3.38        112,750        5.44 years             $3.28          102,250          $3.30
$4.25 to $4.50         83,313        6.59 years             $4.30           83,313          $4.30
$5.88                  68,500        7.42 years             $5.88           68,500          $5.88

DIRECTOR PLAN
$3.75 to $5.88          8,000        1.79 years             $4.06            8,000          $4.06

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

   The Company has three major customers who are mass merchants. The percentage of gross sales for each customer and the total percentage of gross sales for the three customers are as follows:

                            PERCENTAGE OF GROSS SALES FOR      TOTAL PERCENTAGE
                              KMART, TARGET AND WAL-MART,     OF GROSS SALES FOR
                                     RESPECTIVELY            THE THREE CUSTOMERS
                               ------------------------      -------------------
For the year ended December 31,
       1996                        10%, 26% and 41%                  77%
       1995                        17%, 24% and 47%                  88%
       1994                        19%, 29% and 40%                  88%

NOTE 9 - INCOME TAXES:

   The (benefit) provision for income taxes was as follows:

                                  For the year ended December 31,
                            -----------------------------------------
                                1996           1995          1994
                            -----------    -----------    -----------
Current.................    $  (896,378)   $(1,854,594)   $ 1,554,000
Deferred................        889,470        (44,026)      (326,000)
                            -----------    -----------    -----------
                            $    (6,908)   $(1,898,620)   $ 1,228,000
                            ===========    ===========    ===========

   Federal Income Tax Rate Schedule:

                                           For the year ended December 31,
                                     -----------------------------------------
                                         1996           1995          1994
                                     -----------    -----------    -----------
Income taxes (benefit) at
  federal rate ....................  $(1,986,705)   $(1,915,925)   $ 1,250,070
Non-deductible merger expenses ....      325,962            -0-            -0-
Change in valuation allowance .....    1,567,237            -0-            -0-
Other .............................       86,598         17,305        (22,070)
                                     -----------    -----------    -----------
Income tax (benefit) provision ....  $    (6,908)   $(1,898,620)   $ 1,228,000
                                     ===========    ===========    ===========

   Deferred tax assets (liabilities) at December 31 comprised the following:

                                      1996                 1995
                                  -------------        -------------
Inventory capitalization             $  583,897           $  463,749
Allowance for doubtful accounts          11,537               15,748
Accrued expenses                         28,365               39,116
Accrued royalties                       136,065              235,077
AMT credits                              78,203                  -0-
Net operating loss carry forward        673,552                  -0-
Other                                   119,623               78,907
                                  -------------        -------------
Gross deferred tax assets             1,631,242              832,597

Less - Depreciation                     (64,005)            (199,907)
Valuation Allowance                  (1,567,237)                 -0-
                                  -------------        -------------
                                  $          -0-          $  632,690
                                  =============        =============

                                           1996         1995
                                         --------    ---------
Net current deferred tax asset .......   $ 19,740    $ 788,332
Net noncurrent deferred tax liability     (19,740)    (155,642)
                                         --------    ---------
                                         $    -0-    $ 632,690
                                         ========    =========

Due to uncertainty in the realization of certain tax assets, including those representing the net operating loss and alternative minimum tax credit carryforwards, the Company has established a valuation allowance of $1,567,237 in the quarter and fiscal year ended December 31, 1996. At December 31, 1996, the Company had net operating loss carryforwards of approximately $2.0 million for federal tax purposes which begin to expire in 2010. Due to changes in the ownership structure of the Company, the availability of certain net operating loss carryforwards may be limited.

NOTE 10 - CONTINGENCIES

   The Company is involved in litigation arising in the ordinary course of business, which in the opinion of management, will not have a material effect on the Company's financial position or results of operations.


NOTE 11 - VALUATION AND QUALIFYING ACCOUNTS

   Activity of the Company's allowance for doubtful accounts follows:

                                       For the year ended December 31,
                                 -------------------------------------------
                                     1996             1995             1994
                                 ------------     ------------     ------------
Balance, beginning of the year    $    46,317      $    46,524      $    88,000
Provision for doubtful accounts           -0-              -0-              -0-
Chargeoffs/collections                (12,387)            (207)         (41,476)
                                 ------------     ------------     ------------
Balance, end of the year          $    33,930      $    46,317      $    46,524
                                 ============     ============     ============

   During 1994, 1995 and 1996, the Company had an agreement with Heller Financial, Inc. intended to transfer the collection risk to Heller for Sun's accounts receivable for essentially all of its customers other than Target, Kmart and Wal-Mart. Under the agreement, Heller assumed 100% of the collection risk associated with the Company's covered receivables. Heller received a fee equal to .55% of the gross amount of covered receivables for assuming such collection risk. The amount charged to expense for factoring fees was $119,000, $48,000, and $80,000 in 1996, 1995 and 1994, respectively. This agreement expired in March 1997.

   In February 1996, Sun amended the risk-transfer agreement with Heller, whereby Heller also assumes 70% of the collection risk associated with the Kmart receivables for a fee equal to .65% of the gross amount of such receivables.

   Activity of the Company's lower of cost or market inventory reserves follows:

                                        For the year ended December 31,
                                 ----------------------------------------------
                                     1996             1995             1994
                                 ------------     ------------     ------------
Balance, beginning of the year     $4,465,657       $3,080,755       $1,501,876
Accruals                            1,938,999        3,773,078        2,470,097
Chargeoffs                         (4,392,938)      (2,388,176)        (891,218)
                                 ------------     ------------     ------------
Balance, end of the year           $2,011,718       $4,465,657       $3,080,755
                                 ============     ============     ============

   Activity of the Company's unmet guaranteed minimum royalty reserves follows:

                                        For the year ended December 31,
                                 ----------------------------------------------
                                     1996             1995             1994
                                 ------------     ------------     ------------
Balance, beginning of the year    $   691,403      $   301,085      $   147,333
Accruals                              173,315          693,643          350,000
Chargeoffs                           (665,965)        (303,325)        (196,248)
                                 ------------     ------------     ------------
Balance, end of the year          $   198,753      $   691,403      $   301,085
                                 ============     ============     ============

NOTE 12 - RELATED PARTY TRANSACTIONS

   During 1995, Sun hired the consulting firm of Wiley, Pene and Company to assist in the Company's re-engineering efforts. Wiley, Pene and Company was paid $243,000 from March to October 1995 for its services. Wiley, Pene and Company is owned by Robert Pene, a former director of Sun, who resigned from the Company's Board of Directors in September 1995; and by William S. Wiley, who was appointed as the Company's Chief Executive Officer, President and Director in October 1995, and subsequently resigned as Chief Executive Officer in January of 1997. Mr. Wiley remained as Chairman and Director through March 14, 1997, the date of the merger.

NOTE 13 - SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

   Quarterly financial information for the years ended December 31, 1996 and 1995 is as follows:

                                  FIRST        SECOND         THIRD         FOURTH
                                 QUARTER      QUARTER        QUARTER        QUARTER          TOTAL
                               -----------   -----------   -----------    ------------    ------------
1996
Net sales ..................   $24,433,440   $20,034,565   $ 9,133,714    $ 11,932,826    $ 65,534,545
Cost of goods sold .........    20,623,529    16,871,903     9,101,063      11,083,115      57,679,610
                               -----------   -----------   -----------    ------------    ------------
Gross margin ...............     3,809,911     3,162,662        32,651         849,711       7,854,935
Operating expenses .........     3,181,998     2,984,052     3,333,181       3,652,023      13,151,254

Other expenses .............       223,187       149,338        68,373         106,034         546,932
                               -----------   -----------   -----------    ------------    ------------
(Loss) income before
  provision for income taxes       404,726        29,272    (3,368,903)     (2,908,346)     (5,843,251)
(Benefit) provision  for ...       138,000         9,000    (1,145,000)        991,092          (6,908)
  income taxes
                               -----------   -----------   -----------    ------------    ------------
Net (loss) income ..........   $   266,726   $    20,272   $(2,223,903)   $ (3,899,438)   $ (5,836,343)
                               ===========   ===========   ===========    ============    ============
Net (loss) income per share    $      0.05   $      0.00   $     (0.39)   $      (0.68)   $      (1.02)

During the fourth quarter of 1996, the Company reevaluated the likely realization of its deferred tax assets given its continuing pre-tax losses. Accordingly, a charge of $1,567,237 was recorded to write-off the net deferred tax asset.

                                  FIRST          SECOND         THIRD           FOURTH
                                 QUARTER         QUARTER       QUARTER          QUARTER         TOTAL
                               ------------    -----------   ------------    ------------    ------------
1995
Net sales ..................   $ 25,720,562    $30,581,505   $ 16,224,578    $ 21,438,680    $ 93,965,325
Cost of goods sold .........     22,522,498     25,310,087     17,097,761      19,639,509      84,569,855
                               ------------    -----------   ------------    ------------    ------------
Gross margin ...............      3,198,064      5,271,418       (873,183)      1,799,171       9,395,470
Operating expenses .........      3,627,428      3,662,095      3,504,743       3,169,817      13,964,083
Other expense ..............        330,034        314,033        152,794         269,600       1,066,461
                               ------------    -----------   ------------    ------------    ------------
(Loss) income before
  provision for income taxes       (759,398)     1,295,290     (4,530,720)     (1,640,246)     (5,635,074)
(Benefit) provision for
  income taxes .............       (258,000)       440,000     (1,540,500)       (540,120)     (1,898,620)
                               ------------    -----------   ------------    ------------    ------------
Net (loss) income ..........   $   (501,398)   $   855,290   $ (2,990,220)   $ (1,100,126)   $ (3,736,454)
                               ============    ===========   ============    ============    ============
Net (loss) income per share    $      (0.09)   $      0.15   $      (0.52)   $      (0.19)   $      (0.65)

The sum of quarterly earnings per share will not necessarily equal the earnings per share reported for the entire year, due to rounding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   Not applicable.

                                   PART III

   Part III (Items 10 through 13) is omitted since the Company expects to file with the Securities and Exchange Commission within 120 days following December 31, 1996, definitive proxy materials pursuant to Regulation 14A under the Securities Exchange Act of 1934 involving the annual election of directors and certain other matters. If for any reason such a statement is not so filed, this Report will be appropriately amended.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

   (A)(1) AND (2)  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

   See financial statements at pages 10 to 27

   (A)(3)EXHIBITS

   EXHIBIT NO.    DESCRIPTION
   -----------    -----------
         2.1 -- Agreement and Plan of Merger ("Merger Agreement") dated as of November 13, 1996, as amended, by and between the Registrant and BSI Holdings, Inc. (filed as an appendix to Form S-4 Registration Statement (No. 333-17871) and incorporated herein by reference.)

         2.2 -- Plan and Agreement of Merger with respect to reincorporation in Delaware (filed as an appendix to Form S-4 Registration Statement (No. 333-17871) and incorporated herein by reference.)

        *3.1 -- Amended and Restated Certificate of Incorporation of the
                Registrant.

        *3.2 -- Bylaws of the Registrant, as amended.

         4.1 -- See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the Registrant defining the rights of holders of common and preferred stock.

        10.1 -- 1989 Employee Stock Option Plan of the Registrant (filed as an exhibit to Form S-1 Registration Statement (No. 33-31688) and incorporated herein by reference.)

        10.2 -- 1989 Director Stock Option Plan of the Registrant as amended (filed as an exhibit to Form 10- Q for the quarter ended June 30, 1995 and incorporated herein by reference.)

       *10.3 -- 1995 Incentive Stock Option Plan assumed pursuant to Merger
                Agreement.

       *10.4 -- Annual Incentive Compensation Plan - Brazos, Inc.

        10.5 -- Industrial Lease, dated April 3, 1989, between the Registrant and Sabey Corporation (filed as an exhibit to Form S-1 Registration Statement (No. 33-31688) and incorporated herein by reference.)

        10.6 -- Tax Claims and Access Agreement, dated as of October 6, 1989, between the Registrant and David A. Sabey (filed as an exhibit to Form S-1 Registration Statement (No. 33-31688) and incorporated herein by reference.)

        10.7 -- Form of Indemnification Agreement between the Company and its directors (filed as an exhibit to Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.)

       *10.8 -- Employment Agreement dated October 1, 1996, between Brazos,
                Inc. and J. Ford Taylor.

       *10.9 -- Employment Agreement dated October 1, 1996, between Brazos,
                Inc. and F. Clayton Chambers.

      *10.10 -- Employment Agreement, dated August 2, 1996, between Brazos,
                Inc. and Alan Elenson.

      *10.11 -- Asset Purchase Agreement dated August 2, 1996, with respect to acquisition of Plymouth Mills, Inc.

      *10.12 -- Junior Subordinated Debenture, dated as of August 2, 1996, payable to Plymouth Mills, Inc. in the principal amount of $4 million.

      *10.13 -- Second Amended and Restated Loan and Security Agreement dated
                August 9, 1996, as amended, by and between Brazos, Inc., The First National Bank of Boston and Fleet Capital.

      *10.14 -- Investment Agreement dated as of August 9, 1996, as amended, by and between Brazos, Inc., the Registrant, Equus II Incorporated, Allied Investment Corporation and Allied Investment Corporation II.

      *10.15 -- Loan Agreement assumed by Brazos Embroidery, Inc.

      *10.16 -- Convertible Subordinated Note Agreement with Seafirst Bank.

       *21.1 -- Subsidiaries of the Registrant.

       *23.1 -- Consent of Price Waterhouse LLP.

       *27.1 -- Financial Data Schedule

*Filed herewith.

      (B)   REPORTS ON FORM 8-K

      None.

                                  SIGNATURES

      PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE DAY 11TH OF APRIL, 1997.

                                                BRAZOS SPORTSWEAR, INC.

                                                BY /s/ J. FORD TAYLOR
                                                       J. FORD TAYLOR,
                                                       PRESIDENT AND
                                                       CHIEF EXECUTIVE OFFICER

      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES INDICATED ON THE 11TH DAY OF APRIL, 1997.

                  SIGNATURE                        TITLE
                  ---------                        -----
           /s/ RANDALL B. HALE        Director and Chairman of the Board
               Randall B. Hale

           /s/ J. FORD TAYLOR         Director, President and Chief Executive
               J. Ford Taylor           Officer

           /s/ F. CLAYTON CHAMBERS    Director, Principal Financial and
               F. Clayton Chambers      Accounting Officer

           /s/ MICHAEL S. CHADWICK    Director
               Michael S. Chadwick

           /s/ NOLAN LEHMANN          Director
               Nolan Lehmann

                                      Director
               Alan Elenson