Form 10-K/A
period 1996-12-31
BRAZOS SPORTSWEAR INC /DE/
filed 1997-05-01
CIK 856711

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1996

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 [NO FEE REQUIRED]

                         Commission File Number: 0-18054

                             BRAZOS SPORTSWEAR, INC.
             (exact name of registrant as specified in its charter)

                                    DELAWARE
                          (STATE OR OTHER JURISDICTION
                        OF INCORPORATION OR ORGANIZATION)

                                   91-1770931
                                  (IRS EMPLOYER
                               IDENTIFICATION NO.)

                              3860 VIRGINIA AVENUE
                             CINCINNATI, OHIO 45227
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                 (513) 272-3600
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE.

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                                    NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                    ON WHICH REGISTERED
              -------------------                    -------------------
         COMMON STOCK, $.001 PAR VALUE             NASDAQ NATIONAL MARKET

        Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

        The aggregate market value of Common Stock held by non-affiliates of the registrant was $19,823,100 at March 17, 1997. At that date, there were 4,319,167 shares of Common Stock outstanding.
================================================================================

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information concerning the directors and executive officers of the Company is set forth below:

           Name           Age                Position(s)               Director
           ----           ---                -----------                Since
                                                                       --------
Randall B. Hale........   34    Director and Chairman                    1997
J. Ford Taylor.........   39    Director, chief executive officer,       1997
                                and president
Nolan Lehmann(1).......   52    Director                                 1997
Michael S. Chadwick(1).   45    Director                                 1997
Alan Elenson(2)........   47    Director and president of Plymouth       1997
                                Mills operations
F. Clayton Chambers....   37    Director, vice president, chief          1997
                                financial officer, treasurer and
                                secretary

(1)  Member, audit and compensation committee of the board of directors.

(2) Pursuant to an agreement between Equus II Incorporated ("Equus II") and a corporation owned by Mr. Elenson, Equus has agreed to vote all of its shares of Company common stock in favor of a designee of such corporation; Mr. Elenson is the designee under the agreement.

        RANDALL B. HALE. Mr. Hale has been a director and chairman of the board of the Company since March 1997 and previously served as a director and chairman of the board of BSI Holdings, Inc. ("BSI"), which was merged into the Company in March 1997. He has served as a vice president of Equus II and Equus Capital Management Co. ("Equus") since November 1992 and a director of Equus since February 1996. From June 1985 to October 1992, he was employed by Andersen Worldwide. Mr. Hale is a director of American Residential Services, Inc. and is also a director of numerous privately-owned companies. Mr. Hale is a certified public accountant.

        J. FORD TAYLOR. Mr. Taylor has been a director, president and the chief executive officer of the Company since March 1997, and previously served in those capacities with BSI. From August 1990 to December 1993 he served as president of BSI's Red Oak/CC Creations facility in College Station, Texas. In December 1993, he was promoted to vice president -- operations of the decorated sportswear operations of BSI. In August 1995, Mr. Taylor was promoted to chief operating officer of the decorated sportswear operations and in August 1996, he was elected as president and chief executive officer of BSI.

        NOLAN LEHMANN. Mr. Lehmann has been a director of the Company since March 1997 and was previously a director of BSI. He has served as a director and president of Equus since 1980, and as a director and president of Equus II since inception. Mr. Lehmann is also a director of Allied Waste Industries, Inc., American Residential Services, Inc., Drypers Corporation and Garden Ridge

Corporation. In addition, he serves as a director of numerous privately-owned companies. Mr. Lehmann is a certified public accountant.

        MICHAEL S. CHADWICK. Mr. Chadwick has been a director of the Company since March 1997 and was previously a director of BSI. He is a senior vice president and a managing director of the corporate finance department of Sanders Morris Mundy, a Houston-based financial services and investment banking firm. From 1988 to August 1994, Mr. Chadwick served as president of Chadwick, Chambers & Associates, Inc., an investment and merchant banking firm specializing in corporate finance services. Mr. Chadwick presently serves on the board of directors of Watermarc Food Management Company and Blue Dolphin Energy Company, publicly traded corporations, and Moody-Price, Inc. a privately held corporation.

        ALAN ELENSON. Mr. Elenson has been a director of the Company since March 1997 and was previously a director of BSI. He founded Plymouth Mills, Inc. ("Plymouth") in 1975 and owned and operated Plymouth prior to its acquisition by BSI in August 1996. Mr. Elenson is president of the Company's Plymouth Mills operations.

        F. CLAYTON CHAMBERS. Mr. Chambers has been a director and vice president, chief financial officer, treasurer and secretary of the Company since March 1997, and previously served as a corporate officer of BSI beginning in November 1994. Mr. Chambers was a principal in the firm of Chadwick, Chambers & Associates, Inc. from June 1988 until October 1994.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Exchange Act requires the Company's executive officers, directors and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes of ownership with the Commission. Executive officers, directors and greater than 10% stockholders are required to furnish the Company with copies of all Section 16(a) reports they file. Based solely on its review of the forms received by it, the Company believes that during the year ended December 31, 1996, all filing requirements applicable to the Company's executive officers, directors and 10% stockholders were met.

ITEM 11.  EXECUTIVE COMPENSATION

        The following table reflects all forms of compensation for services to the Company for the periods indicated of each individual who was (i) the chief executive officer at any time during the period or (ii) an executive officer at December 31, 1996 whose annual compensation exceeded $100,000 (collectively, the "Named Executives"). The share information contained in the table does not give effect to the five-for-one reverse split pursuant to the Company's reincorporation in Delaware.

                           SUMMARY COMPENSATION TABLE

                                                  ANNUAL               LONG-TERM
                                               COMPENSATION          COMPENSATION
                                         ------------------------   ---------------
                                                                         STOCK
                                                                        OPTIONS            ALL OTHER
NAME AND PRINCIPAL POSITION     YEAR       SALARY        BONUS         (SHARES)        COMPENSATION (4)
----------------------------   -------   -----------   ----------   ---------------   -------------------
William S. Wiley(1).........    1996        $300,000          -0-               -0-                   -0-
  Chairman                      1995          75,000          -0-               -0-                   -0-
                                1994             -0-          -0-               -0-                   -0-

L. Kaye Counts(2)...........    1996        $175,000          -0-               -0-                $2,400
  Executive vice president      1995         175,000      $29,752               -0-                 2,068
  and chief operating officer   1994         150,000       50,000             2,000                 1,650

Sandra L. Teufel(3).........    1996        $250,000      $65,524               -0-                $2,400
  Senior vice president - sales 1995         200,000       60,000            54,500                 2,400
  and marketing                 1994         160,384       65,000            25,000                 2,460

Charles Stempler............    1996        $115,769          -0-             5,000                   -0-
  Vice president - purchasing   1995          10,577          -0-               -0-                   -0-
                                1994             -0-          -0-               -0-                   -0-

Michael Kovacs..............    1996        $100,000          -0-               -0-                $1,650
   Vice president -             1995          85,385          -0-               -0-                 1,431
    manufacturing               1994          77,060          -0-            18,000                 1,291

(1)  Ceased employment March 14, 1997.

(2)  Ceased employment April 22, 1997.

(3)  Ceased employment December 31, 1996.

(4) Annual contributions by the Company to a defined contribution plan (401(k) plan).

OPTION/SAR GRANTS IN LAST FISCAL YEAR

        The following sets forth information concerning stock option grants during 1996 to the Named Executives. The share information does not give effect to the five-for-one reverse split pursuant to the Company's reincorporation in Delaware.

                                                              POTENTIAL REALIZED
                                                               VALUE AT ASSUMED
                                                               ANNUAL RATES OF
                                                                 STOCK PRICE
                                                               APPRECIATION FOR
                                  INDIVIDUAL GRANTS             OPTION TERM(1)
                 --------------------------------------------  ---------------
                            PERCENTAGE OF
                            TOTAL OPTIONS
                             GRANTED TO
                   OPTIONS    EMPLOYEES   EXERCISE EXPIRATION
        NAME      GRANTED(2)   IN 1996      PRICE    DATE(3)     5%      10%
       ----      ----------   ---------    -------  ---------  -----    -----
Charles Stempler    5,000       47.6%      $2.875    3/3/2007  $9,040  $22,910

(1) Potential values stated are the result of using the SEC method of calculations of 5% and 10% appreciation in value from the date of grant to the end of the option term. Such assumed rates of appreciation and potential realizable values are not necessarily indicative of the appreciation, if any, which may be realized in future periods.

(2) The options were granted for a term of 10 years, subject to earlier termination in certain events related to termination of employment.

(3) The options were 50% exercisable on March 1, 1997 and will be 100% exercisable on March 1, 1998.

OPTION EXERCISES AND YEAR-END VALUES

        The following table sets forth information with respect to the unexercised options to purchase shares of Common Stock for each of the Named Executives held by them at December 31, 1996. None of the Named Executives exercised any stock options during 1996, and no In-the-Money stock options were outstanding as of December 31, 1996. The share information contained in the table does not give effect to the five-for-one reverse split pursuant to the Company's reincorporation in Delaware.



                                          NUMBER OF UNEXERCISED
                                               OPTIONS AT
                                            DECEMBER 31, 1996
                                                (SHARES)
                                -----------------------------------------
       NAME                      EXERCISABLE               UNEXERCISABLE
L. Kaye Counts                     68,000                       -0-
Sandra L. Teufel                   81,813                       -0-
Charles Stempler                     -0-                       5,000
Michael Kovacs                     23,000                      5,000

DIRECTOR COMPENSATION

     Effective March 1997, directors not employed by the Company receive an annual fee of $16,000 as compensation for their services. In addition, directors are reimbursed for expenses of attending board meetings.

EMPLOYMENT AGREEMENTS

        The Company's principal operating subsidiary has entered into employment agreements with Messrs. Taylor and Chambers which provide for current annual salaries of $250,000 and $150,000, respectively. The agreements with Messrs. Taylor and Chambers provide for terms expiring December 31, 1999. Mr. Taylor's agreement provides for minimum cash bonuses of $15,000, $17,500 and $20,000 for calendar years ending 1997, 1998 and 1999, respectively, and for discretionary bonuses. Mr. Chambers' agreement provides for minimum cash bonuses of $5,000, $7,500 and $10,000 for calendar year ending 1997, 1998 and 1999, respectively, and for discretionary bonuses. In addition, the agreements with Messrs. Taylor and Chambers provide that upon termination of employment, each terminated officer shall be prohibited from competing with the Company for a period of two years.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information regarding the beneficial ownership of the Company's common stock at April 15, 1997, by (i) each person known to the Company to beneficially own more than 5% of its Common Stock, (ii) each director, (iii) each executive officer, and (iv) all directors and executive officers as a group. The following share figures give effect to the five-for-one reverse split pursuant to the Company's reincorporation in Delaware.



                                                       NUMBER OF     PERCENT OF
NAME OF BENEFICIAL HOLDER                               SHARES          CLASS
-------------------------                            -------------  ------------
Equus II Incorporated .............................   2,868,217(1)         57.1%
  2929 Allen Parkway, Suite 2500
  Houston, Texas 77019
Allied Investment Corporation .....................     342,938             7.9%
Allied Investment Corporation II
  1666 K Street, N.W., Suite 901
  Washington, D.C 20006
Bank of America NW, N.A., d/b/a Seafirst Bank .....     307,552             7.1%
  820 A Street, Suite 250
  P.O. Box 1493
  Tacoma, Washington 98401
George Warny ......................................     266,027(2)          6.1%
  215 Flag Lake Drive
  Clute, Texas 77531
Samuel T. McKnight ................................     224,403(3)          5.2%
  215 Flag Lake Drive
  Clute, Texas 77531
Alan Elenson ......................................     232,575(4)          5.1%
  330 Tompkins Avenue
  Staten Island, New York 10304
J. Ford Taylor ....................................     224,703(5)          5.1%
  3860 Virginia Avenue
  Cincinnati, OH 45227
F. Clayton Chambers ...............................     250,759(6)          5.7%
  3860 Virginia Avenue
  Cincinnati, OH 45227
Michael S. Chadwick ...............................     252,556(7)          5.8%
  3100 Texas Commerce Tower
  Houston, Texas 77002
Randall B. Hale ...................................   2,883,381(8)(9)      57.2%
Nolan Lehmann .....................................   2,877,695(10)(8)     57.1%
All directors and officers as a group (6 persons) .   3,853,452(4)-(10)    70.0%

---------------
(1) Includes 170,840 shares which may be acquired upon exercise of warrants and 537,069 shares issuable upon conversion of Brazos Preferred Stock.

(2) Includes 6,824 shares which may be acquired upon exercise of warrants and 36,348 shares issuable upon conversion of Brazos Preferred Stock. Includes shares to which Mr. Warny serves as trustee.

(3) Includes 31,803 shares issuable upon conversion of Brazos Preferred Stock; includes shares to which Mr. McKnight serves as trustee.

(4) Includes 232,575 shares which may be acquired upon exercise of warrants and options; includes shares held by Joann Elenson, Mr. Elenson's spouse.

(5) Includes 96,213 shares which may be acquired upon exercise of warrants and stock options and 29,396 shares issuable upon conversion of Brazos Preferred Stock. Includes shares held jointly by Sandra Taylor, Mr. Taylor's spouse.

(6) Includes 27,963 shares which may be acquired upon exercise of warrants and options and 21,400 shares issuable upon conversion of Brazos Preferred Stock. Includes shares held in trust for Mr. Chambers' children.

(7) Includes 22,368 shares which may be acquired upon exercise of warrants and options and 23,745 shares issuable upon conversion of Brazos Preferred Stock.

(8) Includes 2,868,217 shares beneficially owned by Equus II; each holder disclaims beneficial ownership of such shares.

(9) Includes 15,164 shares which may be acquired upon exercise of stock options.

(10) Includes 9,478 shares which may be acquired upon exercise of stock options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        In August 1996, Brazos, Inc., a subsidiary of the Company, entered into a financial advisory agreement with Sanders Morris Mundy ("SMM") in connection with the merger with BSI Holdings, Inc. ("BSI"), which merger was consummated on March 14, 1997 (the "Merger"). Mr. Chadwick is a senior vice president and a managing director of SMM and became a director of the Company following the Merger. The agreement provided for a success fee of approximately $160,000 based on the transaction price in addition to $100,000 previously paid in financial advisory fees.

        Pursuant to an asset purchase agreement consummated in August 1996, Brazos, Inc. acquired substantially all of the assets of Plymouth for a purchase price of approximately $36 million. Upon consummation of the acquisition, Mr. Elenson, the controlling shareholder of Plymouth, became a member of the board of directors of BSI, and he remains a director of the Company. As part of the purchase price for the acquisition of Plymouth's assets, BSI agreed to pay certain contingent consideration and issued to Plymouth junior subordinated debentures in the amounts of $3.0 million and $4.0 million which provide for periodic interest payments and which mature in December 1997 and December 2003, respectively. Upon consummation of the Merger, the $3.0 million junior subordinated debenture was repaid in full.

        To finance the acquisition of the Plymouth assets, Brazos, Inc. issued 2,500,000 shares of its preferred stock and BSI issued warrants to purchase 66,511 shares of BSI Common Stock, with an exercise price of $.01 per share, for aggregate consideration of $2,500,000. The preferred stock has been recorded at a discount of $485,000 to give effect to the estimated fair value of the stock purchase warrants at the date of issuance. The Brazos, Inc. preferred stock was subsequently exchanged for the same number of shares of Series B-2 Preferred Stock of BSI and which pursuant to the Merger and related reincorporated was converted into the same number of shares of Series B-2 Preferred Stock of the Company. The BSI warrants were converted into warrants to purchase 2,521,581 shares of Company Common Stock pursuant to the Merger (or 504,316 shares after giving effect to the five-for-one reverse split pursuant to the reincorporation). The following share and exercise price information underlying the warrants gives effect to the Merger and parenthetically to the five- for-one reverse stock split pursuant to the reincorporation. Equus II purchased 1,200,000 shares of Series B-2 Preferred Stock and a warrant to purchase 1,210,386 shares (242,077 shares) of Company Common Stock at a purchase price of $1.2 million. Equus II also received warrants to purchase 151,307 shares (30,261 shares) of Company Common Stock at an exercise price of $.92 per share ($4.62 per share). Mr. Chadwick purchased 100,000 shares of Series B-2 Preferred Stock and a warrant to purchase 100,865 shares (21,173 shares) of Company Common Stock at a purchase price of $100,000. Mr. Taylor (together with his spouse) and each of Messrs. George Warny and Samuel T. McKnight purchased 75,634 shares of Series B-2 Preferred Stock and a warrant to purchase 75,634 shares (15,128 shares) of Company Common Stock at a purchase price of $75,000 (with the warrant purchased by Mr. McKnight issued in the name of a trust for the benefit of his children). Mr. Chambers purchased 50,000 shares of Series B-2 Preferred Stock and a warrant to purchase 50,423 shares (10,084 shares) of Company Common Stock at a purchase price of $50,000. In addition, Mr. Chambers, as trustee for two trusts created for the benefit of his two children, purchased 25,000 shares of Series B-2 Preferred Stock and a warrant to purchase 25,211 shares (5,042 shares) of Company Common Stock at a purchase price of $25,000.

        In connection with the Plymouth acquisition, the following subordinated debt of Brazos, Inc. was converted into shares of BSI Series B Preferred Stock; Equus II converted Senior Notes in the amount of $3,350,000 and $178,500 into 3,728,500 shares; each of Messrs. Warny and McKnight converted Senior Notes in the amount of $234,392 and $29,750 into 264,142 shares; Mr. Chadwick converted Senior Notes in the amount of $75,000 and $29,750 into 104,750 shares; Mr. Chambers converted Senior Notes in the amount of $75,000 and $29,750 into 104,750 shares; and J. Ford and Sandra Taylor converted a note in the amount of $190,000 into 190,000 shares. All of these shares were subsequently exchanged for the same number of shares of Series B-1 Preferred Stock of the Company pursuant to the Merger and reincorporation.

        In connection with the Merger and reincorporation, BSI issued 2,000,000 shares of Series B-3 Preferred Stock and warrants to purchase 36,000 shares of BSI Common Stock, with an exercise price of $50.00 per share, for aggregate consideration of $2,000,000. These shares of preferred stock were subsequently converted into the same number of shares of B-3 Preferred Stock of the Company pursuant to the Merger and reincorporation. The BSI warrants were converted into warrants to purchase 1,364,841 shares of Company Common Stock at an exercise price of $1.32 per share pursuant to the Merger (272,968 shares at an exercise price of $6.59 per share after giving effect to the five-for-one reverse split pursuant to the reincorporation). The following share information underlying the warrants gives effect to the Merger and parenthetically to the five-for-one reverse split pursuant to the reincorporation. Equus II purchased 1,030,000 shares of Series B-3 Preferred Stock and a warrant to purchase 702,893 shares (140,578 shares) of Company Common Stock at a purchase price of approximately $1.0 million. Mr. Taylor (together with his spouse) and each of Messrs. Chadwick, Chambers, and Warny purchased 50,000 shares of Series B-3 Preferred Stock and a warrant to purchase 34,121 share (6,824 shares) of Company Common Stock at a price of $50,000.

     In April 1997, the Company entered into a financial advisory agreement with SMM pursuant to which SMM in entitled to certain fees associated with the Company's future acquisitions and financings. The acquisition fee is (i) 1% of the transaction price for each consummated acquisition which was introduced to the Company by SMM, subject to a $100,000 minimum acquisition fee or (ii) $50,000 for any other acquisition consummated by the Company. The financing fee is to be negotiated by the parties at the time of the financing and is payable only if the Company seeks to retain the services of SMM in connection therewith.

        Brazos, Inc. leases a 77,500 square foot office and production facility in College Station, Texas, from a partnership that includes Equus II and Messrs. Taylor, Chambers and Chadwick. The lease is for a ten year term expiring June 2002, and provides for monthly lease payments of $18,000.

        Management is of the opinion that all of the transactions were on terms at least as favorable as could have been obtained from unaffiliated third parties at the times negotiated and under the conditions then applicable.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                             BRAZOS SPORTSWEAR, INC.

                             By: /s/ F. CLAYTON CHAMBERS
                                     F. Clayton Chambers
                                     Vice President and Chief Financial Officer

Date:   April 30, 1997