Form 10-Q
period 1997-03-27
BRAZOS SPORTSWEAR INC /DE/
filed 1997-05-19
CIK 856711

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For Quarterly Period Ended March 29, 1997

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

                              3860 VIRGINIA AVENUE
                                CINCINNATI, OHIO          45227
               (Address of principal executive offices) (Zip code)

         Registrant's telephone number, including area code 513-272-3600

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date.

                                    4,319,170
             (Shares of common stock outstanding as of May 12, 1997)

================================================================================

                             BRAZOS SPORTSWEAR, INC.

                                    FORM 10-Q
                         FOR THE QUARTERLY PERIOD ENDED
                                 MARCH 29, 1997

                                                                         PAGE
                                                                        -------
PART I -- FINANCIAL INFORMATION
      ITEM 1:     FINANCIAL STATEMENTS
                  Consolidated Condensed Balance Sheets as of March 29,
                  1997 and December 28, 1996 (unaudited)...............    3

                  Consolidated Condensed Statements of Operations for the thirteen weeks ended March 29, 1997 (unaudited) and
                  March 30, 1996 (unaudited)...........................    5

                  Consolidated Condensed Statements of Cash Flows for the thirteen weeks ended March 29,1997 (unaudited) and
                  March 30, 1996 (unaudited)...........................    6

                  Notes to Financial Statements (unaudited)............    7

      ITEM 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS........    8

PART II -- OTHER INFORMATION............................................   9

Item I.  Financial Statements

                             BRAZOS SPORTSWEAR, INC.

                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

                   AS OF MARCH 29, 1997 AND DECEMBER 28, 1996
                             (DOLLARS IN THOUSANDS)

                                                        1997             1996
                                                      ---------        --------
ASSETS
CURRENT ASSETS:
   Cash .......................................       $     357        $    561
   Accounts receivable, net of allowance
    for doubtful accounts of $2,612 and
    $2,760, respectively ......................          29,390          22,118
   Inventory (note 2(b)).......................          47,838          25,338
   Prepaid expenses ...........................           3,069           1,786
   Income tax receivable ......................           1,817            --
   Deferred tax assets ........................           1,460           1,797
                                                      ---------        --------
            Total current assets ..............          83,931          51,600
                                                      ---------        --------
PROPERTY, PLANT AND EQUIPMENT-net, at cost ....           6,471           6,873
                                                      ---------        --------
INTANGIBLE ASSETS:
   Costs in excess of fair value of
    assets acquired ...........................          21,476          21,456
   Less- accumulated amortization .............            (800)           (624)
                                                      ---------        --------
                                                         20,676          20,832
                                                      ---------        --------
   Other ......................................           3,351           3,359
   Less- accumulated amortization .............          (1,048)           (922)
                                                      ---------        --------
                                                          2,303           2,437
                                                      ---------        --------
            Total intangible assets ...........          22,979          23,269
                                                      ---------        --------
OTHER ASSETS ..................................             435             940
                                                      ---------        --------
                                                      $ 113,816        $ 82,682
                                                      =========        ========

              The accompanying notes are an integral part of these
                     consolidated condensed balance sheets.

                             BRAZOS SPORTSWEAR, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS

              AS OF MARCH 29, 1997 AND DECEMBER 28, 1996 (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                             1997        1996
                                                          ---------    ---------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Borrowings pursuant to revolving
    credit agreement ................................     $  36,273    $  23,524
  Current portion of other debt .....................         3,238        3,070
  Current portion of capital leases .................           358          349
  Earnout payable ...................................         2,950        2,950
  Accounts payable ..................................        23,838        9,998
  Accrued liabilities ...............................         5,207        7,042
                                                          ---------    ---------
            Total current liabilities ...............        71,864       46,933
                                                          ---------    ---------

LONG-TERM OBLIGATIONS - LESS SCHEDULED MATURITIES:
  Borrowings pursuant to credit agreement ...........         9,000        8,800
  Notes payable .....................................          --             41
  Subordinated debt due to related parties ..........        12,092       13,590
  Capital lease liability ...........................         1,078        1,175
                                                          ---------    ---------
                                                             22,170       23,606
                                                          ---------    ---------
DEFERRED INCOME TAXES PAYABLE .......................           954          934

OTHER LIABILITIES ...................................           295          367

MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK ..         7,836        6,715

MANDITORILY REDEEMABLE PREFERRED STOCK...............           898          898

COMMITMENTS AND CONTINGENCIES (Note 5)

SHAREHOLDERS' EQUITY:
  Common stock, $.001 par value,
    15,000,000 shares authorized and
    4,319,170 and 3,676,008 shares
    issued and outstanding at March 29,
    1997 and December 28, 1996,
    respectively.....................................             4            5
  Additional paid-in capital ........................        10,539        2,927
  Retained earnings (deficit) .......................          (744)         297
                                                          ---------    ---------
            Total shareholders' equity ..............         9,799        3,229
                                                          ---------    ---------
                                                          $ 113,816    $  82,682
                                                          =========    =========

              The accompanying notes are an integral part of these
                     consolidated condensed balance sheets.

                             BRAZOS SPORTSWEAR, INC.

           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

      FOR THE THIRTEEN-WEEK PERIODS ENDED MARCH 29, 1997 AND MARCH 30, 1996
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      1997              1996
                                                  -----------       -----------
NET SALES ..................................      $    34,907       $    30,132
COST OF GOODS SOLD .........................           26,520            22,761
                                                  -----------       -----------
            Gross profit ...................            8,387             7,371

OPERATING EXPENSES:
  Selling, general and administrative
   expenses ................................            8,317             6,259
  Amortization of intangible assets
   and non-compete payments ................              285                82
                                                  -----------       -----------
            Total operating expenses .......            8,602             6,341
            Operating income (loss) ........             (215)            1,030
                                                  -----------       -----------
OTHER EXPENSE (INCOME):
  Interest expense .........................            1,145               811
  Other, net ...............................              125              (233)
                                                  -----------       -----------
            Income (loss) before credit
              for income taxes .............           (1,485)              452

CREDIT FOR INCOME TAXES ....................             (609)             --
                                                  -----------       -----------
            Net income (loss) ..............             (876)              452

DIVIDENDS AND ACCRETION ON
 PREFERRED STOCK ...........................              165              --
                                                  -----------       -----------
  Net income (loss) available for
   common shareholders .....................      $    (1,041)      $       452
                                                  ===========       ===========
PER SHARE DATA:
  Earnings (loss) per common and
   common equivalent share                        $      (.27)      $       .11
                                                  ===========       ===========
WEIGHTED AVERAGE COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING (Note 2(c))..        3,889,538         4,113,580
                                                  ===========       ===========

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                             BRAZOS SPORTSWEAR, INC.

           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

      FOR THE THIRTEEN-WEEK PERIODS ENDED MARCH 29, 1997 AND MARCH 30, 1996
                             (DOLLARS IN THOUSANDS)

                                                                             1997         1996
                                                                           -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) .................................................     $  (876)     $   452
   Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities-
      Depreciation ...................................................         381          262
      Amortization of intangible assets ..............................         285           82
      Increase in accounts receivable ................................        (328)      (4,156)
      Increase in inventory ..........................................      (9,244)      (2,963)
      Increase in prepaid expenses ...................................        (344)        (364)
      Increase in income tax receivable ..............................        (426)        --
      Decrease(increase) in other noncurrent assets ..................        (946)           5
      Increase in accounts payable and accrued liabilities ...........       7,663        7,216
                                                                           -------      -------
            Net cash provided by (used in)
             operating activities ....................................      (3,835)         534
                                                                           -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Sun Sportswear, Inc., net of cash acquired ............      (4,613)        --
   Purchases of property, plant and equipment, net ...................          21         (211)
                                                                           -------      -------
            Net cash used in investing activities ....................      (4,592)        (211)
                                                                           -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings pursuant to revolving credit agreement, net ............       9,045         (560)
   Borrowings of long-term debt pursuant to credit agreement .........       1,000         --
   Repayments of long-term debt pursuant to credit agreement .........        (600)        (400)
   Repayments of subordinated debt ...................................      (3,000)        --
   Repayment of capital lease obligations and industrial revenue bonds        (157)         (68)
   Payments made under non-compete agreements ........................         (25)        --
   Payments for deferred financing costs .............................        (140)        --
   Payments received on notes receivable from shareholders ...........        --             18
   Issuance of common stock ..........................................         100         --
   Issuance of preferred stock and related stock purchase warrants ...       2,000         --
                                                                           -------      -------
            Net cash provided by (used in) financing activities ......       8,223       (1,010)
                                                                           -------      -------
NET  DECREASE IN CASH ................................................        (204)        (687)

CASH AT BEGINNING OF YEAR ............................................         561          755
                                                                           -------      -------
CASH AT END OF YEAR ..................................................     $   357      $    68
                                                                           =======      =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest ............................................     $ 1,687      $   672
   Cash paid for income taxes ........................................       1,404            3

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
   Payments of PIK dividends .........................................         149         --

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                             BRAZOS SPORTSWEAR, INC.

                         NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(1) Acquisitions-

On March 14, 1997, BSI Holdings, Inc. (Holdings) consummated a merger with Sun Sportswear, Inc. (Sun) (hereinafter referred to as the "Merger") whereby the stockholders of Holdings acquired an 86% ownership interest in Sun. The Merger has been accounted for as a reverse acquisition with Sun being the surviving legal entity and Holdings being the aquiror for accounting purposes. Concurrent with the Merger, Sun was reincorporated in the State of Delaware under the name Brazos Sportswear, Inc. (Company). See Note 3.

(2) Significant Accounting Policies-

    (a) INTERIM FINANCIAL STATEMENTS--The accompanying consolidated condensed financial statements of the Company for the thirteen-week period ended March 29, 1997 reflect the results of operations of Sun from the date of acquisition, March 14, 1997. The accompanying consolidated condensed financial statements of the Company prior to March 14, 1997, reflect Holdings' historical results prior to the Merger.

        The accompanying consolidated condensed financial statements of the Company are unaudited. These unaudited interim financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying consolidated condensed financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. These consolidated condensed financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Current Report on Form 8-K/A dated May 12, 1997.

        The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year.

    (b) INVENTORIES--Inventories are comprised of:

                                                     MARCH 29,     DECEMBER 28,
          INVENTORY CATEGORY              METHOD       1997            1996
          ------------------              ------       ----            ----
         Blank garments                    LIFO       $19,743        $12,126
         Printed garments                  LIFO         1,593          1,481
                                                      -------        -------
                                                       21,336         13,607
         Less--LIFO reserve                              (182)          (182)
                                                      -------        -------
              Total LIFO                               21,154         13,425
                                                      -------        -------
         Manufactured garments             FIFO         2,877          2,486
         Blank and printed garments        FIFO        23,807          9,427
                                                      -------        -------
              Total FIFO                               26,684         11,913
                                                      -------        -------
              Total inventory                         $47,838        $25,338
                                                      =======        =======

    (c) EARNINGS (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE--Earnings (loss) per share is based on the weighted average number of common shares outstanding and includes the effect of the issuance of shares in connection with the assumed exercise of stock options and warrants.

        Earnings (loss) per share has also been computed in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 83 (SAB No. 83). SAB No. 83 requires that options and warrants granted in the twelve-month period preceding a proposed public offering be included in the calculation of common and common equivalent shares as if they were outstanding for all periods presented. Warrants issued in 1996 and 1997 to purchase 1,287,174 shares of common stock at prices ranging from $.0013 per share to $6.59 per share were subject to this requirement.

        Fully-diluted earnings (loss) per share has not been presented because such per share amounts were anti-dilutive to primary earnings (loss) per share.

        All share and per share information included in the accompanying consolidated condensed financial statements has been restated for all periods presented to reflect the 37.912252-for-1 stock split and 1-for-5 reverse stock split pursuant to the Merger.

    (d) NEW ACCOUNTING PRONOUNCEMENTS--During February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE (SFAS No. 128). SFAS No. 128 replaces the current presentation of primary and fully-diluted earnings per share with a presentation of basic and diluted earnings per share. Pursuant to the provisions of SFAS No. 128, basic earnings per share excludes any dilution. The current presentation of primary earnings per share includes the dilutive effect of common stock equivalents such as options and warrants. The Company intends to adopt the provisions of SFAS No. 128 during the fourth quarter of 1997.

        Assuming profitable results of operations, management expects that the adoption of the provisions of SFAS No. 128 will have the effect of reporting an amount of basic earnings per share which is greater than the current presentation of primary earnings per share because the dilutive effect of common stock equivalents, such as options and warrants, will be excluded from the calculation of basic earnings per share.

        Pro forma earnings (loss) per share assuming the provisions of SFAS No. 128 had been applied follow.

                                                     THIRTEEN-WEEK PERIODS ENDED
                                                     ---------------------------
                                                        MARCH 29,    MARCH 30,
                                                           1997         1996
                                                         --------     --------
         Basic earnings (loss) per share .........       $ (.27)      $  .14
         Diluted earnings (loss) per share .......         (.27)         .11

(3) Acquisition of Sun-

         Pro forma results of the Company and Sun combined, assuming that the acquisition had been made as of the beginning of fiscal 1996, or December 31, 1995, follow. Such information reflects adjustments to reflect elimination of Sun's historical depreciation expense for the write-off of net equipment and leasehold improvements resulting from the application of purchase accounting, elimination of compensation and benefits related to officers whose employment was termenated prior to or concurrent with the Merger, elimination of pre-merger acquisition expenses incurred by Sun, additional interest expense related to increased net indebtedness, and dividends on additional preferred stock issued.

                                                     THIRTEEN-WEEK PERIODS ENDED
                                                     ---------------------------
                                                       MARCH 29,       March 30,
                                                          1997            1996
                                                       ---------       ---------
                                                           (000's except per
                                                             share amounts)

      Net sales .....................................  $ 44,097       $ 63,725
      Net income (loss) .............................    (1,754)         1,223
      Net income (loss) available to common
       shareholders .................................    (2,000)         1,145
      Earnings (loss) per common and common
       equivalent share .............................  $   (.46)      $    .24

    A preliminary summary of the Merger, pending completion of certain appraisals and analysis of the net assets acquired, utilizing March 14, 1997 balances, is as follows:

                                                              (000's Omitted)
Fair value of assets acquired, including:
   Accounts receivable ....................................      $ 6,912
   Inventories ............................................       13,256
   Other current assets ...................................        2,059
                                                                 -------
Total fair value of assets acquired .......................       22,227
                                                                 -------
Less:
   Purchase Price-
      Cash ................................................      $ 4,680
      Subordinated note to Seafirst .......................        1,500

      Equity interest in the Company subsequent to the
       Merger (587,927 remaining Sun shares at
       $11.00 per share) ..................................        6,467
                                                                 -------
                                                                  12,647

      Transaction costs ...................................        1,451
      Financing costs .....................................          137
                                                                 -------
Total purchase price ......................................       14,235
                                                                 -------
Liabilities assumed .......................................      $ 7,992
                                                                 =======

    The purchase price was financed through a combination of borrowings ($6.3 million short-term, $1.0 million long-term), the issuance of Holdings convertible, mandatorily redeemable preferred stock ($2.0 million - Series B-3), and the issuance of a subordinated debenture to Seafirst ($1.5 million). In connection with this transaction, the above proceeds were used to retire $3.0 million of the subordinated debentures payable to the seller of Plymouth Mills, Inc. In connection with this transaction, the Company increased its credit facility to approximately $85 million. The credit facility includes a $73.2 million revolving line of credit.

    The Series B-3 mandatorily redeemable preferred stock contained detachable warrants to purchase 272,968 shares of Holding's common stock at a purchase price of $6.59 per share. The warrants were valued at $1,044,000 which represents the portion of the $2,000,000 proceeds allocated to the warrants based on the relative individual fair values of the preferred stock and warrants on the date of grant. These warrants have been recorded as additional paid-in capital.

(4) Significant Customers-

    The Company had net sales of $7.1 million to two customers for the thirteen-week period ended March 29, 1997 and $9.6 million to two customers for the thirteen-week period ended March 30, 1996. These amounts represented 20% and 32% of total net sales during the thirteen-week periods ended March 29, 1997 and March 30, 1996, respectively. The accompanying consolidated condensed balance sheets include accounts receivable of $8.8 million and $5.4 million at March 29, 1997 and December 28, 1996, respectively, due from such customers.

(5) Commitments and Contingencies-

    During May 1997, the Company agreed to acquire all of the outstanding common stock of Solarco, Inc., the parent corporation of Morning Sun, Inc., a Seattle-based designer and manufacturer of embroidered and screen-printed fleece wear, tee-shirts and other women's tops, for approximately $30 million plus the assumption of indebtedness and other contractual obligations of approximately $14 million. During fiscal 1996, Morning Sun, Inc. had net sales of approximately $55 million. The acquisition, which is subject to the satisfaction of various conditions, including regulatory approvals and financing, is expected to close by the third quarter of 1997. The Company has committed to pay a termination fee of $650,000 to Solarco, Inc. if this transaction does not close as a result of the failure of the Company to obtain financing within a specified timeframe during the third quarter of 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES CONTAINED ELSEWHERE HEREIN.

ACQUISITIONS

     On March 14, 1997, the Company acquired Sun Sportswear, Inc. which expanded the Company's presence in the character license as well as proprietary and private label markets. See Notes 1 and 3 to the Notes to Financial Statements for further information. In addition, in May, 1997, the Company entered into an agreement to purchase a decorated sportswear business which specializes in women's proprietary and private label markets. See Note 5 to the Notes to Financial Statements for further information.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the components of the Company's statements of operations expressed as a percentage of net sales.

                                                         THIRTEEN WEEK PERIOD
                                                                ENDED
                                                        ------------------------
                                                        March 29,      March 30,
                                                          1997           1996
                                                         ------         ------
Net sales ........................................        100.0%         100.0%
Cost of goods sold ...............................         76.0%          75.6%
                                                         ------         ------
Gross profit .....................................         24.0%          24.4%
Operating expense ................................         24.6%          21.0%
                                                         ------         ------
Operating income (loss) ..........................          (.6%)          3.4%
Other expense (income)
        Interest expense .........................          3.3%           2.7%
        Other, net ...............................           .4%           (.8%)
                                                         ------         ------
Income (loss) before credit
  for income taxes ...............................         (4.3%)          1.5%
Credit for income taxes ..........................         (1.8%)          0.0%
                                                         ------         ------
Net income (loss) ................................         (2.5%)          1.5%
                                                         ======         ======

        THIRTEEN WEEKS ENDED MARCH 29, 1997 COMPARED WITH THE THIRTEEN WEEKS ENDED MARCH 30, 1996

     The Company's net sales increased approximately $4.8 million, or 15.8%, from $30.1 million in 1996 to $34.9 million in 1997. This increase was primarily attributable to the acquisition of Plymouth Mills, Inc. ("Plymouth") on August 2, 1996 and the Sun Sportswear, Inc. ("Sun") merger on March 14, 1997. The Plymouth and Sun acquisitions contributed approximately $9.0 million of sales during the period. Excluding these acquisitions, net sales declined approximately $4.2 million, or 14%.

     The sales decline was primarily attributable to lower licensed cartoon character sales resulting from delays in restructuring the Company's sales force during the period prior to the completion of the Sun merger. The extended period prior to the closing of the Sun merger prohibited the Company from effectively integrating the sales and marketing programs among the Company, Plymouth and Sun, which caused confusion among certain customers and licensors and hindered the Company's ability to effectively develop and market a coordinated line of licensed character products for its spring offering. Subsequent to the completion of the Sun merger, the Company effectively transitioned all of Sun's customer accounts and realigned its sales and marketing personnel in a manner in which it believes will maximize future sales opportunities.

     Other factors impacting sales during the period included: (i) a strategic decision by management with respect to a significant customer to stop selling licensed character products while modifying its marketing strategy to emphasize products which management of the Company believes have significantly higher long-term revenue potential, and (ii) delayed sales in January and February due to federal customs quota issues. The Company believes all of these items are temporary in nature and will not have a continuing impact on its sales and profitability in future periods.

     The Company's gross profit increased approximately $1.0 million, or 13.8%, from $7.4 million in 1996 to $8.4 million in 1997, principally as a result of the increase in sales volume attributable to the Plymouth acquisition and Sun merger. Overall gross profit margin decreased to 24% in 1997 from 24.4% in 1996, primarily as a result of lower contributed gross profit margin from Sun and a $4.2 million decline in higher gross profit margin licensed cartoon character sales.

     Operating expenses increased approximately $2.3 million, or 35.7%, from $6.3 million in 1996 to $8.6 million in 1997. The increase principally resulted from the addition of two production facilities as a result of the acquisitions of Plymouth acquisition and Sun merger. As a percentage of net sales, operating expenses increased from 21.0% in 1996 to 24.6% in 1997. This increase was due to higher operating expenses as a percentage of sales at Sun and a $4.2 million decline in licensed cartoon character sales.

     Interest expense increased approximately $0.3 million, or 41.2%, from $0.8 million in 1996 to $1.1 million in 1997, primarily as a result of increased borrowings under the Company's credit facility to fund its increased working capital requirements and borrowings incurred in connection with the Plymouth acquisition and the Sun merger.

     Income tax benefit was approximately $0.7 million, compared to no benefit in 1996. In 1996, income tax expense was completely offset by the reversal of a valuation allowance on its net deferred tax assets, most of which related to net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has financed its acquisitions and sales growth through a combination of borrowings under its bank lines of credit, bank term loans and normal trade credit, private placements of equity and debt securities and operating cash flows. The Company's cash requirements consist of its general working capital needs, capital expenditures, and obligations under its leases and promissory notes.

        The Company, through its principal operating subsidiary, Brazos, Inc., maintains a $73.2 million line of credit, subject to collateral limitations, and an $11.6 million term loan facility. As of March 29, 1997, Brazos had an aggregate borrowing base under the line of credit of $42.5 million, based on existing collateral. Advances under this line are based on a percentage of Brazos' inventory and receivables. Of its borrowing base, $5.8 million remained unused at March 29, 1997. Interest on the line of credit is payable at prime plus .5% or the Eurodollar base rate plus 2.75%. Brazos' term loan facility requires principal payments of $0.2 million per month and had an outstanding balance of $11.6 million on March 29, 1997. Interest on the term loan facility is payable at prime plus 1.5% or the Eurodollar base rate plus 3.5%.

        The Company used $3.8 million of cash from operating activities in 1997. Contributing to the use of cash were; (i) operating losses of $0.9 million, (ii) working capital investments of $2.7 million; and (iii) transaction costs for the purchase of Sun of $1.0 million.

        The Company invested $4.6 million of cash in 1997 to acquire Sun and incurred no capital expenditures net of disposals in 1997.

      Financing activities provided $8.2 million of cash in 1997 through net borrowings of $6.3 million under existing credit facilities and through the issuance of $2.0 million in preferred stock with detachable common stock purchase warrants and $0.1 million in common stock. Capital lease and industrial revenue bond payments aggregating $0.2 million reduced the cash flow from financing activities.

        The Company's principal credit facility and its outstanding subordinated debentures require the Company to maintain certain levels of working capital and stockholders' equity and contain other restrictive covenants. Such instruments limit the ability of the Company to incur additional indebtedness, pay dividends and to make acquisitions and certain investments. At March 29, 1997, the Company was in compliance with these covenants.

      Management believes that funds available under its principal credit facility, together with cash generated from operations, will be sufficient to meet the Company's anticipated cash requirements for 1997.

SEASONALITY

        The Company's sales levels are generally higher in the second and third quarters of each year. During these periods, spring, summer, back-to-school and pre-holiday season products are produced and sold. The Company expects that the seasonable nature of apparel sales will continue in future periods.

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

        This Quarterly Report on Form 10-Q includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that such expectations will be achieved. Other factors could cause actual results to differ materially from those in the forward looking statements herein.

                          PART II -- OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        On March 14, 1997, the Company held a special meeting of stockholders, the purpose of which was to approve a merger with BSI Holdings, Inc. (the "Merger") and the Reincorporation of the Company in Delaware (the "Reincorporation"). The results of the vote on the Merger were as follows: (a) For -- 4,903,898, (b) Against -- 46,800 and (c) Abstaining -- 6,541; and the
results of the vote on the Reincorporation were as follows: (a) For -- 4,543,088, (b) Against --407,210 and (c) Abstaining -- 6,941.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits.

            27 -- Financial Data Schedule

        (b) Reports on Form 8-K. The Company filed a report on Form 8-K dated March 14, 1997 with respect to the Sun Merger and the Reincorporation.

                                    SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     BRAZOS SPORTSWEAR, INC.

                                 /s/ F. CLAYTON CHAMBERS,
                                     F. Clayton Chambers,
                                     Vice President and
                                     Chief Financial Officer

Date: May 19, 1997