Form 10-Q
period 1997-06-28
BRAZOS SPORTSWEAR INC /DE/
filed 1997-08-11
CIK 856711

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                 ---------------

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                   FOR QUARTERLY PERIOD ENDED JUNE 28, 1997

                         Commission File Number: 0-18054

                             BRAZOS SPORTSWEAR, INC.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                              91-1770931
       (STATE OR OTHER JURISDICTION                   (IRS EMPLOYER
     OF INCORPORATION OR ORGANIZATION)             IDENTIFICATION NO.)

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

                                  4,392,319
          (SHARES OF COMMON STOCK OUTSTANDING AS OF AUGUST 6, 1997)

                            BRAZOS SPORTSWEAR, INC.

                                   FORM 10-Q
                         FOR THE QUARTERLY PERIOD ENDED
                                 JUNE 28, 1997

                                                                            Page
PART I -- FINANCIAL INFORMATION

      ITEM 1:     FINANCIAL STATEMENTS

                  Consolidated Condensed Balance Sheets as of June 28,
                  1997 and December 28, 1996 (unaudited)....................   4

                  Consolidated Condensed Statements of Operations for
                  the twenty-six weeks ended June 28, 1997 (unaudited)
                  and June 29, 1996 (unaudited) and the thirteen weeks
                  ended June 28, 1997 (unaudited) and June 29, 1996
                  (unaudited)...............................................   6

                  Consolidated Condensed Statements of Cash Flows for
                  the twenty-six weeks ended June 28,1997 (unaudited)
                  and June 29, 1996 (unaudited).............................   7

                  Notes to Financial Statements (unaudited).................   8

      ITEM 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.......................  13

PART II -- OTHER INFORMATION................................................  17

                        PART I -- FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                           BRAZOS SPORTSWEAR, INC.

              CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

                  AS OF JUNE 28, 1997 AND DECEMBER 28, 1996
                            (DOLLARS IN THOUSANDS)

                                                             1997        1996
                                                           ---------   --------
ASSETS
CURRENT ASSETS:
   Cash .................................................  $     547   $    561
   Accounts receivable, net of allowance for doubtful
     accounts of $3,114 and $2,760, respectively ........     33,374     22,118
   Inventory (Note 2(b)) ................................     59,033     25,338
   Prepaid expenses .....................................      2,778      1,786
   Income tax receivable ................................      1,290       --
   Deferred tax assets ..................................      1,817      1,797
                                                           ---------   --------
            Total current assets ........................     98,839     51,600
                                                           ---------   --------
PROPERTY, PLANT AND EQUIPMENT-net, at cost ..............      6,394      6,873
                                                           ---------   --------
INTANGIBLE ASSETS:
   Costs in excess of fair value of assets acquired .....     21,476     21,456
                                                           ---------   --------
   Less- accumulated amortization .......................       (946)      (624)
                                                           ---------   --------
                                                              20,530     20,832
                                                           ---------   --------
   Other ................................................      3,499      3,359
   Less- accumulated amortization .......................     (1,207)      (922)
                                                           ---------   --------
                                                               2,292      2,437
                                                           ---------   --------
            Total intangible assets .....................     22,822     23,269
                                                           ---------   --------
OTHER ASSETS ............................................      1,479        940
                                                           ---------   --------
                                                           $ 129,534   $ 82,682
                                                           =========   ========

              The accompanying notes are an integral part of these
                     consolidated condensed balance sheets.

                           BRAZOS SPORTSWEAR, INC.

              CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

                  AS OF JUNE 28, 1997 AND DECEMBER 28, 1996
                            (DOLLARS IN THOUSANDS)

                                                          1997      1996
                                                      ---------   -------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Borrowings pursuant to revolving credit agreement  $  45,467   $23,524
   Current portion of other debt ...................      4,689     3,070
   Current portion of capital leases ...............        358       349
   Earnout payable .................................      1,950     2,950
   Accounts payable ................................     31,134     9,998
   Accrued liabilities .............................      5,932     7,042
                                                      ---------   -------
            Total current liabilities ..............     89,530    46,933
                                                      ---------   -------
LONG-TERM OBLIGATIONS - LESS SCHEDULED MATURITIES:
   Borrowings pursuant to credit agreement .........      8,350     8,800
   Notes payable ...................................       --          41
   Subordinated debt due to related parties ........     10,620    13,590
   Capital lease liability .........................        968     1,175
                                                      ---------   -------
                                                         19,938    23,606
                                                      ---------   -------
DEFERRED INCOME TAXES PAYABLE AND OTHER LIABILITIES       1,217     1,301

MANDATORILY REDEEMABLE PREFERRED STOCK .............        898     7,613

MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK .      8,083      --

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Common stock, $.001 par value, 10,000,000 shares
   authorized and 4,319,158 and 3,676,008 shares
   issued and outstanding at June 28, 1997 and
   December 28, 1996, respectively .................          4         5
   Additional paid-in capital ......................     10,539     2,927
   Retained earnings (deficit) .....................       (675)      297
                                                      ---------   -------
            Total shareholders' equity .............      9,868     3,229
                                                      ---------   -------
                                                      $ 129,534   $82,682
                                                      =========   =======

                 The accompanying notes are an integral part
               of these consolidated condensed balance sheets.

                           BRAZOS SPORTSWEAR, INC.

         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                               FOR THE THIRTEEN       FOR THE TWENTY-SIX
                                                 WEEKS ENDED              WEEKS ENDED
                                        -------------------------  -------------------------
                                           JUNE 28,     JUNE 29,    JUNE 28,     JUNE 29,
                                             1997         1996       1997          1996
                                        -----------   ----------  -----------   -----------
   NET SALES .........................  $    56,198   $   39,407  $    91,105   $    69,539
   COST OF GOODS SOLD ................       41,915       30,072       68,435        52,833
                                        -----------   ----------  -----------   -----------
               Gross profit ..........       14,283        9,335       22,670        16,706

   OPERATING EXPENSES:
      Selling, general and administrative
        expenses .....................       11,706        7,030       20,023        13,289
      Amortization of intangible assets
        and non-compete payments .....          305           52          590           134
                                        -----------   ----------  -----------   -----------
               Total operating expenses      12,011        7,082       20,613        13,423
               Operating income ......        2,272        2,253        2,057         3,283
                                        -----------   ----------  -----------   -----------
   OTHER EXPENSE (INCOME):
      Interest expense ...............        1,791          956        2,936         1,767
      Other, net .....................          (71)          28           54          (205)
                                        -----------   ----------  -----------   -----------
               Income (loss) before
                 provision (credit) for
                 income taxes ........          552        1,296         (933)        1,721
   PROVISION (CREDIT) FOR INCOME TAXES          236           13         (373)           13
                                        -----------   ----------  -----------   -----------
               Net income (loss) .....          316        1,256         (560)        1,708

   DIVIDENDS AND ACCRETION ON PREFERRED
     STOCK ...........................          247         --            412          --
                                        -----------   ----------  -----------   -----------
      Net income (loss) available for
        common shareholders ..........  $        69   $    1,256  $      (972)  $     1,708
                                        ===========   ==========  ===========   ===========
   PER SHARE DATA:

      Earnings (loss) per common and
        common equivalent share ......  $       .01   $      .31  $      (.23)  $       .42
                                        ===========   ==========  ===========   ===========
   WEIGHTED AVERAGE COMMON AND COMMON
     EQUIVALENT SHARES OUTSTANDING ...    4,930,169    4,106,769    4,159,012     4,110,265
                                        ===========   ==========  ===========   ===========

                 The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                             BRAZOS SPORTSWEAR, INC.

           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

         FOR THE TWENTY-SIX WEEKS ENDED JUNE 28, 1997 AND JUNE 29, 1996
                             (DOLLARS IN THOUSANDS)

                                                                          1997      1996
                                                                       --------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ................................................  $   (560)  $ 1,708
   Adjustments to reconcile net income (loss) to net cash
     used in operating activities-
      Depreciation ..................................................       758       522
      Amortization of intangible assets .............................       590       150
      Increase in accounts receivable ...............................    (4,312)   (9,456)
      Increase in inventory .........................................   (20,439)   (5,985)
      Increase in prepaid expenses ..................................      (121)     (141)
      Increase in income tax receivable .............................      (256)     --
      Increase in other noncurrent assets ...........................    (1,993)      (30)
      Increase in accounts payable and accrued liabilities ..........    14,540     6,496
                                                                       --------   -------
            Net cash used in operating activities ...................   (11,793)   (6,736)
                                                                       --------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Sun Sportswear, Inc., net of cash acquired ...........    (4,613)     --
   Purchases of property, plant and equipment, net ..................      (211)     (298)
                                                                       --------   -------
            Net cash used in investing activities ...................    (4,824)     (298)
                                                                       --------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings pursuant to revolving credit agreement, net ...........    18,239     7,269
   Borrowings of long-term debt pursuant to credit agreement ........     1,000      --
   Repayments of long-term debt pursuant to credit agreement ........    (1,250)     (800)
   Repayments of subordinated debt ..................................    (2,998)     --
   Repayment of capital lease obligations and industrial
     revenue bonds ..................................................      (290)     (158)
   Payments made under non-compete agreements .......................       (58)     --
   Payments for deferred financing costs ............................      (140)     --
   Payments received on notes receivable from shareholders ..........      --          30
   Issuance of common stock .........................................       100      --
   Issuance of preferred stock and related stock purchase
     warrants .......................................................     2,000      --
                                                                       --------   -------
            Net cash provided by financing activities ...............    16,603     6,341
                                                                       --------   -------
NET  DECREASE IN CASH ...............................................       (14)     (693)

CASH AT BEGINNING OF PERIOD .........................................       561       755
                                                                       --------   -------
CASH AT END OF PERIOD ...............................................  $    547   $    62
                                                                       ========   =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid for interest ...........................................  $  2,763   $ 1,517
   Cash paid for income taxes .......................................     1,479         3

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
   Payments of PIK dividends and accretion on preferred stock .......       412      --

              The accompanying notes are an integral part of these
                       consolidated condensed statements.

                             BRAZOS SPORTSWEAR, INC.
                          NOTES TO FINANCIAL STATEMENTS

                    AS OF JUNE 28, 1997 AND DECEMBER 28, 1996

(1)  ACQUISITIONS AND ISSUANCE OF SENIOR NOTES-

     On March 14, 1997, BSI Holdings, Inc. (Holdings) consummated a merger with Sun Sportswear, Inc. (Sun) (hereinafter referred to as the "Merger") whereby the Stockholders of Holdings acquired an 86% ownership interest in Sun. The Merger has been accounted for as a reverse acquisition with Sun being the surviving legal entity and Holdings being the aquiror for accounting purposes. Concurrent with the Merger, Sun was reincorporated in the State of Delaware under the name Brazos Sportswear, Inc.(Brazos).

     On July 2, 1997, Brazos issued $100 million of 10 1/2% senior notes due 2007 (hereinafter referred to as the "Offering"). The net proceeds from the Offering, after deducting discounts to the initial purchasers and other transaction costs, of $95.5 million were used to finance the acquisition by Brazos of (i) all the outstanding capital stock of SolarCo, Inc., the parent company of Morning Sun, Inc. ("Morning Sun"),(ii) all of the assets of Premier Sports Group, Inc ("Premier"), and repay certain debt obligations of Brazos, Morning Sun and Premier.

     The purchase price for SolarCo was approximately $31.9 million, consisting of (i) $29.4 million of cash paid at closing, (ii) 73,171 shares of Brazos common stock, (iii) additional estimated consideration of $1.8 million and
     (iv) estimated transaction costs of $125,000. Brazos also assumed debt of approximately $8.4 million which was repaid with a portion of the Offering proceeds. This transaction will be accounted for as a purchase with an estimated $25 million of the excess of acquisition cost over the fair value of net assets acquired being assigned to goodwill.

     The purchase price for Premier was approximately $7.6 million, consisting of (i) $2 million of cash, (ii) a $1.5 million subordinated note which is convertible into and payable only through the issuance of 136,364 shares of Brazos common stock, (iii) "earnout consideration" of up to $4 million and
     (iv) estimated transaction costs of $125,000. Brazos also assumed debt of approximately $8 million which was repaid with a portion of the Offering proceeds. As of June 28, 1997, Premier had a nominal amount of net assets. Accordingly, it is anticipated that substantially all of the purchase price will be reflected as goodwill.

(2)  SIGNIFICANT ACCOUNTING POLICIES-

     (a) INTERIM FINANCIAL STATEMENTS--The accompanying consolidated condensed financial statements of Brazos for the twenty-six week period ended June 28, 1997 reflect the results of operations of Sun from the date of acquisition, March 14, 1997. The accompanying consolidated condensed financial statements of Brazos prior to March 14, 1997, reflect Holdings' historical results prior to the Merger.

         The accompanying consolidated condensed financial statements of Brazos are unaudited. These unaudited interim financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying consolidated condensed financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. These consolidated condensed financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in Brazos' Current Report on Form 8-K/A dated May 12, 1997.

         The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year.

     (b) INVENTORIES--Inventories are comprised of:

                                                      JUNE 28,    DECEMBER 28,
              INVENTORY CATEGORY         METHOD         1997          1996
                                        --------      --------      --------
          Raw Materials                   LIFO        $  3,677      $  3,012
          Work-in-Process                 LIFO               -             -
          Finished Goods                  LIFO          21,143        10,595
                                                       -------       -------
                                                        24,820        13,607
          Less--LIFO reserve                              (182)         (182)
                                                       -------       -------
                Total LIFO                              24,638        13,425
                                                       -------       -------
          Raw Materials                   FIFO          25,776         8,272
          Work-in-Process                 FIFO             281           150
          Finished Goods                  FIFO           8,338         3,491
                                                       -------       -------
                Total FIFO                              34,395        11,913
                                                       -------       -------
                Total inventory                        $59,033       $25,338
                                                       =======       =======

         Finished goods on a LIFO basis include blank garments of $19.7 million and $9.4 million at June 28, 1997 and December 28, 1996, respectively, which are sold by Brazos' wholesale distribution division.

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

         All share and per share information included in the accompanying consolidated condensed financial statements has been restated for all periods presented to reflect the 37.912252-for-1 stock split pursuant to the Merger and 1-for-5 reverse stock split pursuant to the Reincorporation.

     (d) NEW ACCOUNTING PRONOUNCEMENTS--During February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE (SFAS No. 128). SFAS No. 128 replaces the current presentation of primary and fully-diluted earnings per share with a presentation of basic and diluted earnings per share. Pursuant to the provisions of SFAS No. 128, basic earnings per share excludes any dilution. The current presentation of primary earnings per share includes the dilutive effect of common stock equivalents such as options and warrants. Brazos intends to adopt the provisions of SFAS No. 128 during the fourth quarter of 1997.

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

         Pro forma earnings (loss) per share assuming the provisions of SFAS No. 128 had been applied follow.

                                         THIRTEEN-WEEK       TWENTY-SIX WEEK
                                         PERIODS ENDED        PERIODS ENDED
                                      -------------------   --------------------
                                      JUNE 28,   JUNE 29,   JUNE 28,    JUNE 29,
                                        1997       1996      1997        1996
                                      --------   --------   --------    --------
          Basic  earnings  (loss) per
          share ...................   $    .02   $   .35   $   (.23)   $    .51

          Diluted earnings (loss)
          per share ...............        .02       .31       (.23)        .42


         Diluted loss per share would not be presented for the thirteen-week period nor the twenty-six week period ended June 28, 1997 because the effect of common stock equivalents and convertible securities would be anti-dilutive.

         In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME (SFAS No. 130), which requires that comprehensive income and the associated income tax expense or benefit be reported in a financial statement with the same prominence as other financial statements with an aggregate amount of comprehensive income reported in that same financial statement. SFAS No. 130 permits the statement of changes in shareholder's equity to be used to meet this requirement. "Other Comprehensive Income" refers to revenues, expenses, gains and losses that under GAAP are included in comprehensive income but bypass net income. The Company intends to adopt SFAS No. 130 the first quarter of fiscal 1998. The Company anticipates that adoption of SFAS No. 130 will not have a material impact on its results of operations.

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (SFAS No. 131), which requires disclosures for each segment in which the chief operating decision maker organizes these segments within a company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure and any manner in which management disaggregates a company. The Company intends to adopt SFAS No. 131 in the first quarter of fiscal 1998. The Company anticipates that adoption of SFAS No. 131 will not have a material impact on its results of operations.

(3)  ACQUISITION OF SUN-

     Pro forma results of Brazos and Sun combined, including Brazos' acquisition of Plymouth Mills, Inc.("Plymouth"), effective August 2, 1996, assuming that the acquisitions had been made as of the beginning of fiscal 1996, follow. Such information reflects adjustments to reflect the elimination of Sun's historical depreciation expense for the write-off of net equipment and leasehold improvements resulting from the application of purchase accounting, elimination of pre-merger acquisition expenses incurred by Sun, amortization of goodwill related to the Plymouth acquisition, additional interest expense related to increased net indebtedness, and dividends on additional preferred stock issued.

                               THIRTEEN-WEEK PERIODS    TWENTY-SIX WEEK PERIODS
                                      ENDED                     ENDED
                               ----------------------   -----------------------
                                JUNE 28,     JUNE 29,    JUNE 28,     JUNE 29,
                                  1997         1996        1997         1996
                               ---------     --------   ---------     --------
                                      (000's except per share amounts)
       Net sales               $  56,198    $  71,927 $  100,295    $  135,652
       Net income (loss)             316        2,296     (1,301)        3,519
       Net income (loss)
         available to common
         shareholders                 64        2,059     (1,802)        3,048
       Earnings (loss) per common
         and common equivalent
         share                 $     .01    $     .44 $     (.41)   $      .65

     A preliminary summary of the Merger, pending completion of certain appraisals and analysis of the net assets acquired, utilizing March 14, 1997 balances, is as follows:

                                                                         (000'S
                                                                        OMITTED)
      Fair value of assets acquired, including:
         Accounts receivable .......................................     $ 6,912
         Inventories ...............................................      13,256
         Other current assets ......................................       2,059
                                                                         -------
      Total fair value of assets acquired ..........................      22,227
                                                                         -------
      Less:
         Purchase Price-
            Cash ...................................................     $ 4,680
            Subordinated note to Seafirst ..........................       1,500

            Equity interest in Holdings subsequent to the Merger
              (587,927 remaining Sun shares at $11.00 per share) ...       6,467
                                                                         -------
                                                                          12,647
            Transaction costs ......................................       1,451

            Financing costs ........................................         137
                                                                         -------
      Total purchase price .........................................      14,235
                                                                         -------
      Liabilities assumed ..........................................     $ 7,992
                                                                         =======

     The purchase price was financed through a combination of borrowings under Brazos' credit agreement ($6.3 million short-term, $1.0 million long-term), the issuance of Brazos convertible, mandatorily redeemable preferred stock ($2.0 million - Series B-3), and the issuance of a subordinated debenture to Seafirst ($1.5 million). In connection with this transaction, the above proceeds were used to retire $3.0 million of the subordinated debentures payable to the seller of Plymouth Mills, Inc.

     The Series B-3 mandatorily redeemable preferred stock contained detachable warrants to purchase 272,968 shares of Brazos' common stock at a purchase price of $6.59 per share. The warrants were valued at $1,044,000 which represents the portion of the $2,000,000 proceeds allocated to the warrants based on the relative individual fair values of the preferred stock and warrants on the date of grant. These warrants have been recorded as additional paid-in capital.

 (4) SIGNIFICANT CUSTOMERS-

     Brazos had net sales of $13.6 million to one customer for the twenty-six week period ended June 28, 1997 and $20.4 million to two customers for the twenty-six week period ended June 29, 1996. These amounts represented 15% and 29% of total net sales during the twenty-six week periods ended June 28, 1997 and June 29, 1996, respectively. The accompanying consolidated condensed balance sheets include accounts receivable of $6.3 million and $5.4 million at June 28, 1997 and December 28, 1996, respectively, due from such customers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND RELATED NOTES CONTAINED ELSEWHERE HEREIN.

ACQUISITIONS

     On July 2, 1997, the Company consummated the acquisition of (i) all of the outstanding capital stock of SolarCo, Inc., the parent of Morning Sun, Inc. ("Morning Sun") and (ii) all of the assets of Premier Sports Group, Inc. ("Premier") (collectively, the "Acquisitions"). The Company also completed the private placement of $100 million in Senior Notes (the "Notes"). Brazos utilized the net proceeds from the Notes primarily to pay the cash portion of the aggregate purchase price of the Acquisitions and to repay certain outstanding indebtedness.

      Morning Sun is a designer, manufacturer and marketer of moderately-priced imprinted and embroidered tops for women age 35 and over. Morning Sun sells its products under proprietary brand names and various private labels to major department store chains, catalogue companies and specialty stores.

      Premier is an importer of high quality, low cost "fashion fleece" and other garments for domestic distributors and provides merchandising, design and sourcing services for apparel companies.

     The Acquisitions have broadened Brazos' product lines, expanded and diversified its customer base, generated enhanced purchasing power and allowed Brazos to realize certain economies of scale in manufacturing, marketing, distribution and administration. The purchase of Morning Sun provides the Company with additional product lines as well as entry into new markets. The Premier purchase provides for more cost efficient sourcing of garments from overseas sources which will enable the Company to maintain low raw material costs and support the increasingly large supply of garments that the Company requires. See Note 1 to the Notes to Financial Statements for further information.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the components of Brazos' statements of operations expressed as a percentage of net sales on a historical basis prior to the acquisitions.

                                                                      THIRTEEN WEEKS ENDED                TWENTY-SIX WEEKS ENDED
                                                                    ------------------------            --------------------------
                                                                   June 28,          June 29,          June 28,            June 29,
                                                                     1997              1996              1997                1996
                                                                    ------            ------            ------              ------
Net sales ...............................................            100.0%            100.0%            100.0%              100.0%

Cost of goods sold ......................................             74.6%             76.3%             75.1%               76.0%
                                                                    ------            ------            ------              ------
Gross profit ............................................             25.4%             23.7%             24.9%               24.0%

Operating expense .......................................             21.4%             18.0%             22.6%               19.3%
                                                                    ------            ------            ------              ------
Operating income ........................................              4.0%              5.7%              2.3%                4.7%

Other expense (income)
        Interest expense ................................              3.2%              2.4%              3.2%                2.5%

        Other, net ......................................              (.2%)              .1%               .1%                (.3%)
                                                                    ------            ------            ------              ------

Income (loss) before provision
(credit) for income taxes ...............................              1.0%              3.2%             (1.0%)               2.5%

Provision (credit) for income
taxes ...................................................               .4%               .0%              (.4%)                .0%
                                                                    ------            ------            ------              ------
Net income (loss) .......................................               .6%              3.2%              (.6%)               2.5%
                                                                    ======            ======            ======              ======

      THIRTEEN WEEKS ENDED JUNE 28, 1997 COMPARED WITH THE THIRTEEN WEEKS ENDED JUNE 29, 1996

     Brazos' net sales increased approximately $16.8 million, or 42.6%, from $39.4 million in 1996 to $56.2 million in 1997. This increase was primarily attributable to the acquisition of the assets of Plymouth Mills, Inc. ("Plymouth") on August 2, 1996 and the merger with Sun Sportswear, Inc. ("Sun") on March 14, 1997. These acquisitions contributed $23.7 million of sales during the period. Excluding these acquisitions, sales declined approximately $6.9 million or 17.5% during the quarter.

     This decline was principally attributable to lower sales of certain licensed character products resulting from (i) a decrease in customer demand for Mickey Mouse products, which was partially offset by an increase in Winnie the Pooh product sales, (ii) a strategic decision by management to stop selling licensed character products to one of its major customer's men's and boy's department in order to position the Company to sell to that customer's women's department, which management believes has significantly higher long-term revenue potential; and (iii) repositioned foreign sales relationships in the Far East, which resulted in a temporary decline in sales.

      The Company's gross profit increased $5.0 million, or 53.0%, from $9.3 million in 1996 to $14.3 million in 1997, principally as a result of the increase in sales volume resulting from the acquired companies. Overall gross profit margin increased to 25.4% in 1997 from 23.7% in 1996, primarily as a result of a more favorable sales mix of higher margin screen printed products compared to lower margin undecorated products.

     Operating expenses increased $4.9 million, or 70.0%, from $7.1 million in 1996 to $12.0 million in 1997. As a percentage of sales, operating expenses increased from 18.0% in 1996 to 21.4% in 1997. The increase was directly attributable to the Plymouth acquisition and Sun merger, which added $5.7 million in operating expenses to the quarter. Excluding these acquisitions, operating expenses fell $0.8 million or 6.0%. The decline in operating expenses resulted primarily from reduced commission and royalty expenses but was partially offset by an increase in bad debt expense due to the Chapter 11 reorganization of Montgomery Ward.

      Interest expense increased $0.8 million, or 87.3%, from $1.0 million in 1996 to $1.8 million in 1997, primarily as a result of increased borrowings under the Company's credit facility to fund its increased working capital requirements and borrowings incurred in connection with the Plymouth acquisition and Sun merger.

      TWENTY-SIX WEEKS ENDED JUNE 28, 1997 COMPARED WITH THE TWENTY-SIX WEEKS ENDED JUNE 29, 1996

      Brazos' net sales increased approximately $21.6 million, or 31.0%, from $69.5 million in 1996 to $91.1 million in 1997. This increase was attributable to the Plymouth acquisition and Sun merger. These acquisitions contributed $32.7 million of sales during the period. Excluding these acquisitions, sales declined approximately $11.1 million or 16.0% for the period.

     This decline was principally attributable to lower sales of certain licensed character products resulting from (i) a decrease in customer demand for Mickey Mouse products, which was partially offset by an increase in Winnie the Pooh product sales, (ii) a strategic decision by management to stop selling licensed character products to one of its major customer's men's and boy's department in order to position the Company to sell to that customer's women's department, which management believes has significantly higher long-term revenue potential, (iii) repositioned foreign sales relationships in the Far East and
(iv) delays in restructuring the Company's sales force during the period prior to the completion of the Sun merger. The extended period prior to the closing of the Sun merger prohibited the Company from effectively integrating the sales and marketing programs among the Company, Plymouth and Sun, which caused confusion among certain customers and licensors and hindered the Company's ability to effectively develop and market a coordinated line of licensed character products for its spring offering. Subsequent to the completion of the Sun merger, the Company effectively realigned its sales and marketing personnel in a manner which it believes maximizes future sales opportunities.

     The Company's gross profit increased $6.0 million, or 35.7%, from $16.7 million in 1996 to $22.7 million in 1997, principally as result of the increase in sales volume attributable to the Plymouth acquisition and Sun merger. Overall gross profit increased to 24.9% in 1997 from 24.0% in 1996, primarily as a result of a more favorable sales mix of higher margin screen printed products compared to lower margin undecorated products.

     Operating expenses increased $7.2 million, or 53.6%, from $13.4 million in 1996 to $20.6 million in 1997. As a percentage of sales, operating expenses increased from 19.3% in 1996 to 22.6% in 1997. The increase was directly attributable to the Plymouth acquisition and Sun merger, which added $8.2 million for the period ended. Excluding these acquisitions, operating expenses fell $1.1 million or 7.9%. The decline in operating expenses resulted primarily from reduced commission and royalty expenses but was partially offset by an increase in bad debt expense due to the Chapter 11 reorganization of Montgomery Ward.

      Interest expense increased $1.2 million, or 66.2%, from $1.7 million in 1996 to $2.9 million in 1997, primarily as a result of increased borrowings under the Company's credit facility to fund its increased working capital requirements and borrowings incurred in connection with the Plymouth acquisition and Sun merger.

LIQUIDITY AND CAPITAL RESOURCES

      Brazos has financed its acquisitions and sales growth through borrowings under its bank lines of credit, private placements of debt securities, seller financing and operating cash flow. The Company's cash requirements consist of its general working capital needs, capital expenditures, and obligations under its leases.

      On July 2, 1997, Brazos completed the sale of $100 million of 10.5% Senior Notes due 2007. The Notes were issued at a discount of $760,000. The net proceeds of the Notes were used to pay the cash portion of the purchase price of the Acquisitions and to repay certain outstanding indebtedness. Interest on the Notes is payable semi-annually on January 1 and July 1 of each year, commencing January 1, 1998. The Notes contain certain covenants, including covenants limiting the incurrence of additional indebtedness and the consummation of mergers, consolidations and sales of assets. At any time prior to July 1, 2000, Brazos may redeem up to 35% of the aggregate principal amount of the Notes originally issued with the net proceeds of one or more public equity offerings, at a redemption price of 110.5% of the principal amount thereof. In addition, on or after July 1, 2002, Brazos may redeem at its option, in whole or in part, at various premiums depending on when the redemption occurs, any or all of the Notes outstanding.

      On July 2, 1997, the Company entered into a Third Amended and Restated Loan and Security Agreement with its primary lender, which makes a revolving line of credit (the "Credit Facility") available to its principal operating subsidiary, Brazos, Inc. (the "Borrower"), in an aggregate principal amount of up to $50.0 million, subject to collateral limitations. Advances under this line are based on a percentage of Brazos' inventory and receivables and various other reserves established from time to time by the lenders. Interest on the line of credit is payable at prime plus .25% or the Eurodollar base rate plus 2.00%. The Credit Facility includes certain covenants applicable to the Borrower, including requirements that the Borrower comply with certain financial ratios. The Credit Facility has an initial term of three years, subject to extension, and borrowings under the Credit Facility are guaranteed by the Company. As of June 28, 1997, Brazos had a borrowing base under its former line of credit of $54.0 million, based on existing collateral. Of its borrowing base, $8.1 million remained unused at June 28, 1997. Brazos' term loan facility, $11.0 million at June 28, 1997, was repaid with the cash proceeds of the Notes offering. Under the Company's new Credit Facility, Brazos had a borrowing base of $42.3 million. Of its borrowing base, $8.3 million was unused at July 21, 1997.

      Brazos used $11.8 million of cash from operating activities in 1997 versus cash used in operating activities in 1996 of $6.7 million. Contributing to the use of cash were: (i) operating losses of $0.6 million, (ii) working capital investments of $10.6 million; and (iii) transaction costs for the purchase of Sun of $1.0 million and for the purchase and financing of Morning Sun and Premier of $1.0 million.

      Brazos invested $4.6 million of cash in 1997 to acquire Sun and incurred capital expenditures net of disposals of $0.2 million in 1997 and $0.3 million in 1996.

      Financing activities provided $16.6 million of cash in 1997 through net borrowings of $18.0 million under existing credit facilities and through the issuance of $2.0 million in preferred stock with detachable common stock purchase warrants and $0.1 million in common stock. Brazos repaid $3.0 million of subordinated debt in connection with the Sun merger. Capital lease payments, deferred financing costs for the Sun merger and industrial revenue bond payments aggregating $0.5 million further reduced the cash flow from financing activities. In 1996, net borrowings of debt amounted to $6.3 million.

      Management believes that funds available under its principal credit facility, together with cash generated from operations, will be sufficient to meet the Company's anticipated cash requirements for 1997.

SEASONALITY

      The Company's sales levels are generally higher in the second and third quarters of each year. During these periods, spring, summer, back-to-school and pre-holiday season products are produced and sold. The Company expects that the seasonal nature of apparel sales will continue in future periods.

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

      This Quarterly Report on Form 10-Q includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securites Exchange Act of 1934. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that such expectations will be achieved. Other factors could cause actual results to differ materially from those in the forward looking statements herein.

                          PART II -- OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

      As described in the Company's Form 10-K dated April 11, 1997, a lawsuit is pending in the Supreme Court of the State of New York against the Company, E.R.O. Industries, Inc., Toys "R" Us, Grace International Apparel, Inc., and Bradlees Department Store. The plaintiff in that lawsuit seeks compensatory and punitive damages against each defendant under various tort theories. Subsequent to the date of the Company's Form 10-K, the punitive damage claims against the Company were dismissed.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      By written consent dated June 24, 1997, stockholders holding an aggregate of (i) 3,252,488 shares of Common Stock and 2,269,452 shares of Series B-2 Preferred Stock (representing 76% of the Company's voting securities) and (ii) 650,000, 300,000, 4,400,968, 2,269,452 and 1,740,000 shares of the Company's
Series A-1, A-2, B-1, B-2 and B-3 Preferred Stock, respectively (representing at least a majority of the shares of each series of preferred stock), approved an amendment (the "Charter Amendment") to the Company's Restated Certificate of Incorporation (the "Restated Certificate"). The Charter Amendment (i) permits the Company's optional redemption of shares of Series A-1 and A-2 Preferred Stock notwithstanding that any shares of Series B-1, B-2 or B-3 Preferred Stock (collectively, the "Senior Preferred Stock") are outstanding, and to permit the optional redemption of the Series A-1 Preferred Stock concurrently with the Series A-2 Preferred Stock, (ii) extends the mandatory redemption date of the Senior Preferred Stock to the earlier to occur of (a) the occurrence of a Sale (as defined in the Restated Certificate) or (b) December 31, 2008 and (iii) makes certain clarifying changes relating to the voting rights of the Series A-1, A-2, B-1 and B-3 Preferred Stock and the automatic conversion provisions of the Senior Preferred Stock.

      On August 7, 1997, the Company filed with the Securities Exchange Commission a preliminary Schedule 14C relating to the above stockholder action and will promptly mail it to the stockholders upon clearance with the Commission. Under applicable rules of the Securities Exchange Act of 1934, as amended, the authorization of the Charter Amendment by the Company's board of directors and stockholders will not become effective until at least 20 days after mailing of the information statement to the stockholders.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      A.    EXHIBITS

EXHIBIT NO.       DESCRIPTION

     2.1     -- Agreement and Plan of Merger ("Merger Agreement") dated as of
                November 13, 1996, as amended, by and between the Company (formerly Sun Sportswear, Inc.) and BSI Holdings, Inc. (filed as an appendix to Form S-4 Registration Statement (No. 333-17871) and incorporated herein by reference).

     2.2     -- Plan and Agreement of Merger with respect to reincorporation in Delaware (filed as an appendix to Form S-4 Registration Statement (No. 333-17871) and incorporated herein by reference).

     3.1     -- Restated Certificate of Incorporation of the Company (filed as an exhibit to Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

     3.2     -- Bylaws of the Registrant, as amended (filed as an exhibit to
                Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

     4.1     -- See Exhibits 3.1 and 3.2 for provisions of the Certificate of
                Incorporation and Bylaws of the registrant defining the rights of holders of common and preferred stock.

    27.1     -- Financial Data Schedule.

      B.    REPORTS ON FORM 8-K

            1. The Company filed a report on Form 8-K dated May 13, 1997 with respect to the Company's change in certifying accountant and fiscal year.

            2. The Company filed a report on Form 8-K/A dated May 13, 1997 with respect to the financial statements of BSI Holdings, Inc. and proforma financial information required as a result of the merger with BSI Holdings, Inc. and related reincorporation in Delaware.

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

Date: August 8, 1997