Form 10-Q
period 1997-09-27
BRAZOS SPORTSWEAR INC /DE/
filed 1997-11-12
CIK 856711

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 1997

                          COMMISSION FILE NUMBER 0-18054

                                  -------------

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

                                    4,400,955
                               -------------------
           (SHARES OF COMMON STOCK OUTSTANDING AS OF NOVEMBER 7, 1997)

                             BRAZOS SPORTSWEAR, INC.

                                    FORM 10-Q
                         FOR THE QUARTERLY PERIOD ENDED
                               SEPTEMBER 27, 1997

                                                                                                        PAGE
                                                                                                        ----
PART I - FINANCIAL INFORMATION

         ITEM 1:  FINANCIAL STATEMENTS

                  Consolidated Condensed Balance Sheets as of September 27,
                  1997 and December 28, 1996 (unaudited)....................................      1

                  Consolidated Condensed Statements of Operations for
                  the thirty-nine weeks ended September 27, 1997
                  (unaudited) and September 28, 1996 (unaudited) and
                  the thirteen weeks ended September 27, 1997
                  (unaudited) and September 28, 1996
                  (unaudited)................................................................     3

                  Consolidated Condensed Statements of Cash Flows for the
                  thirty-nine weeks ended September 27, 1997 (unaudited) and
                  September 28, 1996 (unaudited)..............................................    4

                  Notes to Financial Statements (unaudited)...................................    5

         ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS..................................................................   12

PART II - OTHER INFORMATION...................................................................   17

                          PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                             BRAZOS SPORTSWEAR, INC.

                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

                 AS OF SEPTEMBER 27, 1997 AND DECEMBER 28, 1996
                             (DOLLARS IN THOUSANDS)

                                                               1997            1996
                                                             ---------       --------
ASSETS
------
CURRENT ASSETS:
     Cash                                                    $   1,031       $    561
     Accounts receivable, net of allowance for doubtful
       accounts of $6,060 and $2,760, respectively              64,823         22,118
     Inventory (Note 2(b))                                      67,393         25,338
     Prepaid expenses                                            9,434          1,786
     Income tax receivable                                       2,451           --
     Deferred tax assets                                         3,160          1,797
                                                             ---------       --------
                  Total current assets                         148,292         51,600
                                                             ---------       --------
PROPERTY, PLANT AND EQUIPMENT-net, at cost                       9,269          6,873
                                                             ---------       --------
INTANGIBLE ASSETS:
     Costs in excess of fair value of assets acquired           57,029         21,456
     Less- accumulated amortization                             (1,315)          (624)
                                                             ---------       --------
                                                                55,714         20,832
                                                             ---------       --------
     Other                                                       7,521          3,359
     Less- accumulated amortization                             (1,456)          (922)
                                                             ---------       --------
                                                                 6,065          2,437
                                                             ---------       --------
                  Total intangible assets                       61,779         23,269
                                                             ---------       --------

OTHER ASSETS                                                       559            940
                                                             ---------       --------
                                                             $ 219,899       $ 82,682
                                                             =========       ========

                   The accompanying notes are an integral part
                 of these consolidated condensed balance sheets.

                             BRAZOS SPORTSWEAR, INC.

                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

                 AS OF SEPTEMBER 27, 1997 AND DECEMBER 28, 1996
                             (DOLLARS IN THOUSANDS)

                                                                   1997         1996
                                                                 --------      -------
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
     Borrowings pursuant to revolving credit agreement           $ 31,795      $23,524
     Current portion of other debt                                  2,401        3,070
     Current portion of capital leases                                358          349
     Earnout payable                                                 --          2,950
     Accounts payable                                              41,375        9,998
     Accrued liabilities                                           13,192        7,042
                                                                 --------      -------
                  Total current liabilities                        89,121       46,933
                                                                 --------      -------
LONG-TERM OBLIGATIONS - LESS SCHEDULED
  MATURITIES:
     Borrowings pursuant to credit agreement                         --          8,800
     Senior notes payable                                          99,258         --
     Notes payable                                                   --             41
     Subordinated debt due to related parties                       5,500       13,590
     Capital lease liability                                          887        1,175
                                                                 --------      -------
                                                                  105,645       23,606
                                                                 --------      -------
DEFERRED INCOME TAXES PAYABLE AND OTHER
  LIABILITIES                                                       1,340        1,301

MANDATORILY REDEEMABLE PREFERRED STOCK                                898        7,613

MANDATORILY REDEEMABLE CONVERTIBLE
 PREFERRED STOCK                                                    8,328         --

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Common stock, $.001 par value, 10,000,000 shares
       authorized and 4,400,955 and 3,676,008 shares issued
       and outstanding at September 27, 1997 and December
       28, 1996, respectively                                           4            5

     Additional paid-in capital                                    11,289        2,927
     Retained earnings                                              3,274          297
                                                                 --------      -------
                  Total shareholders' equity                       14,567        3,229
                                                                 --------      -------
                                                                 $219,899      $82,682
                                                                 ========      =======


                   The accompanying notes are an integral part
                 of these consolidated condensed balance sheets.

                             BRAZOS SPORTSWEAR, INC.

           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  FOR THE THIRTEEN                  FOR THE THIRTY-NINE
                                                                     WEEKS ENDED                        WEEKS ENDED
                                                            ------------------------------     --------------------------------
                                                            SEPTEMBER 27,    SEPTEMBER 28,     SEPTEMBER 27,      SEPTEMBER 28,
                                                                1997              1996              1997              1996
NET SALES                                                   $   105,185       $    57,996       $   196,290       $   127,535
COST OF GOODS SOLD                                               76,414            42,229           144,849            95,062
                                                            -----------       -----------       -----------       -----------
                  Gross profit                                   28,771            15,767            51,441            32,473
OPERATING EXPENSES:
     Selling, general and administrative expenses                17,293            10,267            37,316            23,535
     Amortization of intangible assets and non-compete
        payments                                                    638               211             1,228               366
                                                            -----------       -----------       -----------       -----------
                  Total operating expenses                       17,931            10,478            38,544            23,901
                  Operating income                               10,840             5,289            12,897             8,572
                                                            -----------       -----------       -----------       -----------
OTHER EXPENSE (INCOME):
     Interest expense                                             3,467             1,309             6,403             3,077
     Other, net                                                      71                (9)              126              (215)
                                                            -----------       -----------       -----------       -----------
                  Income before provision for
                    income taxes                                  7,302             3,989             6,368             5,710

PROVISION FOR INCOME TAXES                                        2,921             1,053             2,547             1,066
                                                            -----------       -----------       -----------       -----------
                  Net income before extraordinary item            4,381             2,936             3,821             4,644
EXTRAORDINARY ITEM:
     Loss on extinguishment of debt, net of tax                    (192)             --                (192)             --
                                                            -----------       -----------       -----------       -----------
                  Net income                                      4,189             2,936             3,629             4,644
DIVIDENDS AND ACCRETION ON PREFERRED STOCK                          245                87               657                87
                                                            -----------       -----------       -----------       -----------
     Net income available for common shareholders           $     3,944       $     2,849       $     2,972       $     4,557
                                                            ===========       ===========       ===========       ===========
PER SHARE DATA:
PRIMARY EARNINGS PER SHARE
     Earnings per common and common equivalent
      share before extraordinary item                       $       .81       $       .67       $       .66       $      1.10

     Extraordinary item                                            (.04)             --                (.04)             --
                                                            -----------       -----------       -----------       -----------
     Income after extraordinary item                        $       .77       $       .67       $       .62       $      1.10
                                                            ===========       ===========       ===========       ===========
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
   SHARES OUTSTANDING                                         5,132,753         4,234,492         4,831,899         4,151,674
                                                            ===========       ===========       ===========       ===========
FULLY DILUTED EARNINGS PER SHARE
     Earnings per common and common equivalent
      share before extraordinary item                       $       .73       $       .60       $       .66       $       .97

     Extraordinary item                                            (.03)             --                (.04)             --
                                                            -----------       -----------       -----------       -----------
     Income after extraordinary item                        $       .70       $       .60       $       .62       $       .97
                                                            ===========       ===========       ===========       ===========
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
   SHARES OUTSTANDING                                         6,014,387         4,873,812         4,831,899         4,790,994
                                                            ===========       ===========       ===========       ===========


                   The accompanying notes are an integral part
              of these consolidated condensed financial statements.

                             BRAZOS SPORTSWEAR, INC.

           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

    FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996
                             (DOLLARS IN THOUSANDS)

                                                                                         1997            1996
                                                                                        --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                         $  3,629       $ 4,644
     Adjustments to reconcile net income to net cash used in operating activities-
         Depreciation                                                                      1,270            851
         Amortization of intangible assets                                                 1,228            366
         Increase in accounts receivable                                                 (30,562)       (18,757)
         Increase in inventory                                                           (19,832)        (7,692)
         Increase in prepaid expenses                                                       (551)          (204)
         Increase in deferred income taxes                                                  --              423
         Decrease in income tax receivable                                                   997           --
         Increase in other non-current assets                                             (1,210)        (1,095)
         Increase in accounts payable and accrued liabilities                             22,449          9,423
                                                                                        --------       --------
                  Net cash used in operating activities                                  (22,582)       (12,041)
                                                                                        --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of Sun Sportswear, Inc., net of cash acquired                               (4,613)          --
     Purchase of Plymouth Mills, Inc.                                                       --          (18,000)
     Purchase of SolarCo., Inc., net of cash acquired                                    (29,198)          --
     Purchase of Premier Sports Group, Inc., net of cash acquired                         (1,996)          --
     Purchases of property, plant and equipment, net                                        (856)          (410)
                                                                                        --------       --------
                  Net cash used in investing activities                                  (36,663)       (18,410)
                                                                                        --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of senior notes                                                   99,240           --
     Net borrowings (repayments) pursuant to revolving credit agreement                  (10,942)        15,969
     Borrowings of long-term debt pursuant to credit agreement                             1,000          9,568
     Repayments of long-term debt pursuant to credit agreement                           (12,200)        (1,268)
     Proceeds from (repayments of) subordinated debt and stock purchase warrants         (15,093)         3,500
     Repayment of capital lease obligations and industrial revenue bonds                    (366)          (262)
     Payments made under non-compete agreements                                             (133)           (16)
     Payments for deferred financing costs                                                (3,891)          --
     Payments received on notes receivable from shareholders                                --               50
     Issuance of common stock                                                                100           --
     Issuance of preferred stock and related stock purchase warrants                       2,000          2,483
                                                                                        --------       --------
                  Net cash provided by financing activities                               59,715         30,024
                                                                                        --------       --------
NET INCREASE (DECREASE) IN CASH                                                              470           (427)

CASH AT BEGINNING OF PERIOD                                                                  561            755
                                                                                        --------       --------
CASH AT END OF PERIOD                                                                   $  1,031       $    328
                                                                                        ========       ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest                                                             $  4,455       $  2,638
     Cash paid for income taxes                                                            1,546             24
     Conversion of subordinated debt to mandatorily redeemable preferred stock              --            3,719

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
     Capital lease financing                                                                --              650
     Payments of PIK dividends and accretion on preferred stock                              657             87


                   The accompanying notes are an integral part of these consolidated condensed statements.

                             BRAZOS SPORTSWEAR, INC.

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                 AS OF SEPTEMBER 27, 1997 AND DECEMBER 28, 1996

(1)    ACQUISITIONS-

         On March 14, 1997, BSI Holdings, Inc. (Holdings) consummated a merger with Sun Sportswear, Inc. (Sun) (hereinafter referred to as the "Merger") whereby the Shareholders of Holdings acquired an 86% ownership interest in Sun. The Merger has been accounted for as a reverse acquisition with Sun being the surviving legal entity and Holdings being the acquiror for accounting purposes. Concurrent with the Merger, Sun was reincorporated in the State of Delaware (the Reincorporation) under the name Brazos Sportswear, Inc. (Brazos).

         On July 2, 1997, Brazos issued $100 million of 10.5% senior notes due 2007 (hereinafter referred to as the "Offering"). The net proceeds from the Offering, after deducting discounts to the initial purchasers and other transaction costs, of $95.5 million were used to finance the acquisition by Brazos of (i) all the outstanding capital stock of SolarCo., Inc., the parent company of Morning Sun, Inc. ("Morning Sun"),
       (ii) all of the assets of Premier Sports Group, Inc. ("Premier"), and repay certain debt obligations of Brazos, Morning Sun and Premier. See
       Note 3 for further information.

(2)    SIGNIFICANT ACCOUNTING POLICIES-

       (a) INTERIM FINANCIAL STATEMENTS--The accompanying consolidated condensed financial statements of Brazos for the thirty-nine weeks ended September 27, 1997 reflect the results of operations of Sun from the date of acquisition, March 14, 1997, and the results of operations of Morning Sun and Premier from the date of acquisition, June 30, 1997. The accompanying consolidated condensed financial statements of Brazos prior to March 14, 1997, reflect Holdings' historical results prior to the Merger and acquisitions.

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

              The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year.

       (b)    INVENTORIES--Inventories are comprised of:

                                                                               SEPTEMBER 27,          DECEMBER 28,
                         INVENTORY CATEGORY                  METHOD                 1997                  1996
                ---------------------------------------   ------------          ---------------     -----------------
                Raw Materials                                 LIFO                $  3,729              $  3,012
                Work-in-Process                               LIFO                       -                     -
                Finished Goods                                LIFO                  17,872                10,595
                                                                                   -------               -------
                                                                                    21,601                13,607
                Less--LIFO reserve                                                    (182)                 (182)
                                                                                   -------               -------
                         Total LIFO                                                 21,419                13,425
                                                                                   -------               -------
                Raw Materials                                 FIFO                  32,582                 8,272
                Work-in-Process                               FIFO                   2,581                   150
                Finished Goods                                FIFO                  10,811                 3,491
                                                                                   -------               -------
                         Total FIFO                                                 45,974                11,913
                                                                                   -------               -------
                         Total inventory                                           $67,393               $25,338
                                                                                   =======               =======

              Finished goods on a LIFO basis include blank garments of $16.4 million and $9.4 million at September 27, 1997 and December 28, 1996, respectively which are sold by Brazos' wholesale distribution division.

       (c) EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE--Earnings per share are based on the weighted average number of common shares outstanding and includes the effect of the issuance of shares in connection with the assumed exercise of stock options and warrants.

              Earnings per share have also been computed in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 83 (SAB No. 83). SAB No. 83 requires that options and warrants granted in the twelve-month period preceding a proposed public offering be included in the calculation of common and common equivalent shares as if they were outstanding for all periods presented. Warrants issued in 1996 and 1997 to purchase 1,287,174 shares of common stock at prices ranging from $.0013 per share to $6.59 per share were subject to this requirement.

              All share and per share information included in the accompanying consolidated condensed financial statements has been restated for all periods presented to reflect the 37.912252-for-1 stock split pursuant to the Merger and the 1-for-5 reverse stock split pursuant to the Reincorporation.

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

              Pro forma earnings per share assuming the provisions of SFAS No. 128 had been applied follow.

                                                             THIRTEEN                          THIRTY-NINE
                                                            WEEKS ENDED                         WEEKS ENDED
                                                    -----------------------------       ----------------------------
                                                    SEPTEMBER 27,   SEPTEMBER 28,       SEPTEMBER 27,  SEPTEMBER 28,
                                                        1997             1996               1997            1996
                                                    -------------   -------------       -------------  -------------
                BASIC EARNINGS PER SHARE
                  Income  before  extraordinary
                     item                                $.92             $.78              $.74            $1.33
                  Extraordinary item                     (.04)             -                (.04)             -
                                                        ------           ------            ------           ------
                  Basic earnings per share               $.88             $.78              $.70            $1.33
                DILUTED EARNINGS PER SHARE
                  Income  before  extraordinary
                     item                                $.73             $.60              $.67             $.97
                  Extraordinary item                     (.03)             -                (.03)             -
                                                        ------           ------            ------           ------
                  Diluted earnings per share             $.70             $.60              $.64             $.97

                  In June 1997, the Financial Accounting Standards Board (FASB)
              issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS No. 130), which requires that comprehensive income and the associated income tax expense or benefit be reported in a financial statement with the same prominence as other financial statements with an aggregate amount of comprehensive income reported in that same financial statement. SFAS No. 130 permits the statement of changes in shareholders' equity to be used to meet this requirement. "Other Comprehensive Income" refers to revenues, expenses, gains and losses that under GAAP are included in comprehensive income but bypass net income. The Company intends to adopt SFAS No. 130 in the first quarter of fiscal 1998. The Company anticipates that adoption of SFAS No. 130 will not have a material impact on its results of operations.

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

(3)    MERGERS AND ACQUISITIONS -

       Pro forma results of Brazos, Sun, Morning Sun and Premier combined, including Brazos' acquisition of Plymouth Mills, Inc. ("Plymouth") effective August 2, 1996, assuming that the acquisitions had been made as of the beginning of fiscal 1996, follow. Such information reflects adjustments to reflect the elimination of Sun's historical depreciation expense for the write-off of net equipment and leasehold improvements resulting from the application of purchase accounting, elimination of pre-merger acquisition expenses incurred by Sun, elimination of compensation expense to reflect compensation levels on a post-acquisition basis pursuant to post-acquisition employment and advisory agreements for Morning Sun and Premier, increased amortization expense for Plymouth, Morning Sun and Premier as a result of purchased goodwill, additional interest expense related to increased net indebtedness and dividends on additional preferred stock issued.

                                                   THIRTEEN                          THIRTY-NINE
                                                  WEEKS ENDED                        WEEKS ENDED
                                         ------------------------------     -------------------------------
                                         SEPTEMBER 27,    SEPTEMBER 28,     SEPTEMBER 27,    SEPTEMBER 28,
                                             1997             1996              1997              1996
                                           --------          -------          --------          --------
                                        (000's except per share amounts)    (000's except per share amounts)
Net sales                                  $105,185          $99,951          $226,714          $259,613
Net income                                    4,381            3,412             1,475             5,639
Net income available to common
  shareholders                                4,126            3,171               721             4,926
Primary Earnings per share                 $    .80          $   .63          $    .14          $   1.00
Fully Diluted Earnings per share           $    .72          $   .58          $    .14          $    .97

       (a)    SUN SPORTSWEAR, INC. MERGER--

              A preliminary summary of the Merger, pending completion of certain appraisals and analysis of the net assets acquired, utilizing March 14, 1997 balances, is as follows:

                                                                                                          (000'S
                                                                                                          OMITTED)
                Fair value of assets acquired, including:
                     Accounts receivable                                                                 $  6,912
                     Inventories                                                                           13,256
                     Other current assets                                                                   2,059
                                                                                                         --------
                Total fair value of assets acquired                                                        22,227
                                                                                                         --------
                Less:
                     Purchase Price-
                         Cash                                                                            $  4,680
                         Subordinated note to former majority shareholder                                   1,500
                         Equity interest in Holdings subsequent to the Merger (587,927
                           remaining Sun shares at $11.00 per share)                                        6,467
                                                                                                         --------
                                                                                                           12,647
                         Transaction costs                                                                  1,451
                         Financing costs                                                                      137
                                                                                                         --------
                Total purchase price                                                                       14,235
                                                                                                         --------
                Liabilities assumed                                                                      $  7,992
                                                                                                         ========

              The purchase price was financed through a combination of borrowings under Brazos' credit agreement ($6.3 million short-term, $1.0 million long-term), the issuance of Brazos convertible, mandatorily redeemable preferred stock ($2.0 million
              - Series B-3), and the issuance of a subordinated debenture to the former majority shareholder ($1.5 million). In connection with this transaction, the above proceeds were used to retire $3.0 million of the subordinated debentures payable to the seller of Plymouth Mills, Inc. On July 2, 1997, proceeds from the Offering were used to repay the subordinated debenture issued to the former majority shareholder.

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

       (b)    SOLARCO., INC. ACQUISITION--

              A preliminary summary of the acquisition, pending completion of certain appraisals and analysis of the net assets acquired, utilizing June 29, 1997 balances, is as follows:

                                                                                                         (000'S
                                                                                                         OMITTED)
                Fair value of assets acquired, including:
                     Accounts receivable                                                                $   4,227
                     Inventories                                                                            9,846
                     Other current assets                                                                   1,747
                     Property, plant and equipment                                                          2,642
                     Goodwill                                                                              28,231
                     Other non-current assets                                                                  31
                                                                                                        ---------
                Total fair value of assets acquired                                                        46,724
                                                                                                        ---------
                Less:
                     Purchase Price-
                         Cash                                                                           $  29,370
                         Common stock issued                                                                  750
                         Contingent consideration                                                           1,800
                                                                                                        ---------
                                                                                                           31,920
                         Transaction costs                                                                    150
                                                                                                        ---------
                Total purchase price                                                                       32,070
                                                                                                        ---------
                Liabilities assumed                                                                     $  14,654
                                                                                                        =========

              The purchase price was financed with proceeds from the Offering. Proceeds from the Offering were also used to repay $8.4 million of assumed indebtedness.

       (c)    PREMIER SPORTS GROUP, INC. ACQUISITION--

              A preliminary summary of the acquisition, pending completion of certain appraisals and analysis of the net assets acquired, utilizing June 30, 1997 balances, is as follows:

                                                                                                          (000'S
                                                                                                          OMITTED)
                Fair value of assets acquired, including:
                     Accounts receivable                                                                  $ 4,569
                     Inventories                                                                            2,385
                     Other current assets                                                                   2,755
                     Property, plant and equipment                                                            100
                     Intangible assets                                                                        250
                     Goodwill                                                                               7,322
                     Other non-current assets                                                                  67
                                                                                                        ---------
                Total fair value of assets acquired                                                        17,448
                                                                                                        ---------

                Less:
                     Purchase Price-
                         Cash                                                                            $  2,022
                         Subordinated note to Seller                                                        1,500
                         Earnout payable                                                                    4,000
                                                                                                         --------
                                                                                                            7,522
                         Transaction costs                                                                     45
                                                                                                         --------
                Total purchase price                                                                        7,567
                                                                                                         --------
                Liabilities assumed                                                                       $ 9,881
                                                                                                         ========

              The purchase price was financed with proceeds from the Offering. Proceeds from the Offering were also used to repay $8.0 million of assumed indebtedness.

 (4)   SIGNIFICANT CUSTOMERS-

       Brazos had net sales of $28.5 million to one customer for the thirty-nine weeks ended September 27, 1997 and $43.3 million to two customers for the thirty-nine weeks ended September 28, 1996. These amounts represented 15% and 34% of total net sales during the thirty-nine weeks ended September 27, 1997 and September 28, 1996, respectively. The accompanying consolidated condensed balance sheets include accounts receivable of $11.5 million and $5.4 million at September 27, 1997 and December 28, 1996, respectively, due from such customers.

(5)    SUBSEQUENT EVENT-

       On September 29, 1997, Brazos acquired certain assets of CS Crable Sportswear, Inc. ("Crable"), a wholly owned subsidiary of The Midland Company for approximately $13.3 million in cash. The transaction will be accounted for as a purchase with the majority of the purchase price being allocated to the fair value of the assets purchased. Concurrent with the acquisition, Brazos amended its existing revolving credit agreement, increasing total permitted borrowings to $70 million, subject to collateral limitations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Company's Financial Statements and related Notes contained elsewhere herein.

ACQUISITIONS

         On July 2, 1997, the Company consummated the acquisition of (i) all of the outstanding capital stock of SolarCo., Inc., the parent of Morning Sun, Inc. ("Morning Sun") and (ii) all of the assets of Premier Sports Group, Inc. ("Premier"). The Company also completed the private placement of $100 million in Senior Notes (the "Notes"). Brazos utilized the net proceeds from the Notes primarily to pay the cash portion of the aggregate purchase price of these acquisitions and to repay certain outstanding and assumed indebtedness.

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

         The Morning Sun and Premier acquisitions have broadened Brazos' product lines and expanded and diversified its customer base. In addition, Brazos expects these acquisitions to result in certain economies of scale in purchasing, manufacturing, marketing, distribution and administration. See Note 3 of the Notes to Financial Statements for further information.

         On September 29, 1997, the Company acquired certain assets of CS Crable Sportswear, Inc. ("Crable"), a wholly owned subsidiary of The Midland Company. Crable is a designer, embroiderer and marketer of officially licensed sports apparel for colleges and professional sports teams. Crable sells its product to major department store chains and to specialty shops. The Crable purchase enables the Company to expand its embroidery capabilities and overall presence in the collegiate and professional sports markets with new licenses for embroidered product lines. Concurrent with the acquisition, the Company entered into a ten year lease for the Crable facility and has relocated its corporate headquarters to that facility in the fourth quarter. Also in the fourth quarter, the Company determined that it would consolidate its Kent facility (formerly Sun Sportswear) into the Crable facility in order to effectively utilize existing capacity in the new facility and take advantage of economies of scale.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the components of Brazos' statements of operations expressed as a percentage of net sales on a historical basis.

                                                         Thirteen                      Thirty - Nine
                                                        Weeks Ended                      Weeks Ended
                                               ------------------------------  -----------------------------
                                               September 27,    September 28,  September 27,   September 28,
                                                   1997             1996            1997             1996
                                                  -----            -----           -----            -----
Net sales                                         100.0%           100.0%          100.0%           100.0%
Cost of goods sold                                 72.6%            72.8%           73.8%            74.5%
                                                  -----            -----           -----            -----

Gross profit                                       27.4%            27.2%           26.2%            25.5%
Operating expense                                  17.1%            18.1%           19.6%            18.8%
                                                  -----            -----           -----            -----
Operating income                                   10.3%             9.1%            6.6%             6.7%
Other expense (income)
        Interest expense                            3.3%             2.2%            3.3%             2.4%
        Other, net                                   .1%            --                .1%             (.1%)
                                                  -----            -----           -----            -----
Income before provision for income taxes            6.9%             6.9%            3.2%             4.4%
Provision for income taxes                          2.8%             1.8%            1.3%              .8%
                                                  -----            -----           -----            -----
Net income before extraordinary item                4.1%             5.1%            1.9%             3.6%
Extraordinary  loss on extinguishment of
  debt, net of tax                                  (.1%)           --               (.1%)           --
                                                  -----            -----           -----            -----
Net income                                          4.0%             5.1%            1.8%             3.6%
                                                  =====            =====           =====            =====

         Thirteen weeks ended September 27, 1997 compared with the thirteen weeks ended September 28, 1996

         Brazos' net sales increased $47.2 million, or 81.4%, from $58.0 million in 1996 to $105.2 million in 1997. This increase was primarily attributable to the acquisition of the assets of Plymouth Mills, Inc. ("Plymouth") on August 2, 1996, the merger with Sun Sportswear, Inc. ("Sun") on March 14, 1997, and the acquisitions of Morning Sun and Premier on July 2, 1997. These acquisitions contributed $49.8 million of sales during the period.

         The Company's gross profit increased $13.0 million, or 82.5%, from $15.8 million in 1996 to $28.8 million in 1997, principally as a result of the increase in sales volume resulting from the acquired companies. Overall gross profit margin remained stable, increasing slightly to 27.4% in 1997 from 27.2% in 1996.

         Operating expenses increased $7.4 million, or 71.1%, from $10.5 million in 1996 to $17.9 million in 1997. As a percentage of sales, operating expenses decreased from 18.1% in 1996 to 17.1% in 1997. The increase in operating expenses was attributable to the Company's acquisitions, which added $7.7 million in operating expenses for the quarter. Excluding the acquisitions, operating expenses fell $0.3 million or 2.8%. This decline in operating expenses resulted primarily from reduced commission expenses.

         Interest expense increased $2.2 million, or 164.9%, from $1.3 million in 1996 to $3.5 million in 1997, primarily as a result of increased borrowings pursuant to the Company's issuance of $100 million in Senior Notes. The Notes were issued to fund the Company's acquisitions of Morning Sun and Premier and to repay outstanding debt incurred in connection with the Plymouth acquisition and Sun merger. Proceeds from the issuance of the Notes were also used to fund increased working capital requirements resulting from these acquisitions.

         Income tax expense is recorded in 1997 at an effective tax rate of 40%. In 1996, income tax expense was partially offset by the reversal of a valuation allowance on the Company's net deferred tax assets, most of which related to a net operating loss carryforward.

         During the current period, a portion of the Note offering proceeds were used to repay subordinated debt that was issued at a discount in connection with the Plymouth acquisition. The Company expensed the unamortized discount associated with the early extinguishment of a $3.5 million note with a carrying amount of $3.2 million. The extraordinary loss was $0.3 million before income taxes, and $0.2 million net of taxes.

         Thirty-nine weeks ended September 27, 1997 compared with the thirty-nine weeks ended September 28, 1996

         Brazos' net sales increased $68.8 million, or 53.9%, from $127.5 million in 1996 to $196.3 million in 1997. This increase was attributable to the Company's acquisitions. Acquisitions contributed $82.5 million of sales during the period. Excluding acquisitions, sales fell $13.7 million or 10.7%.

         This decline was principally attributable to lower sales of certain licensed character products resulting from (i) a decrease in customer demand for Mickey Mouse products which was partially offset by an increase in Winnie the Pooh product sales, (ii) a strategic decision by management to stop selling licensed character products to one of its major customer's men's and boy's department in order to position the Company to sell to that customer's women's department, which management believes has significantly higher long-term revenue potential, (iii) repositioned foreign sales relationships in the Far East and
(iv) delays in restructuring the Company's sales force during the period prior to the completion of the Sun merger. The extended period prior to the closing of the Sun merger prohibited the Company from effectively integrating the sales and marketing programs among the Company, Plymouth and Sun, which caused confusion among certain customers and licensors and hindered the Company's ability to effectively develop and market a coordinated line of licensed character products for its spring offering. Subsequent to the completion of the Sun merger, the Company effectively realigned its sales and marketing personnel in a manner which it believes maximizes future sales opportunities.

         The Company's gross profit increased $18.9 million, or 58.4%, from $32.5 million in 1996 to $51.4 million in 1997, principally as result of the increase in sales volume attributable to the Company's acquisitions. Overall gross margin increased to 26.2% in 1997 from 25.5% in 1996, primarily as a result of a more favorable sales mix of higher margin screen-printed products compared to lower margin undecorated products.

         Operating expenses increased $14.6 million, or 61.3%, from $23.9 million in 1996 to $38.5 million in 1997. As a percentage of sales, operating expenses increased from 18.8% in 1996 to 19.6% in 1997. The increase in operating expenses was directly attributable to Brazos' acquisitions, which added $15.9 million for the period. Excluding the acquisitions, operating expenses fell $1.3 million or 5.6%. The decline in operating expenses resulted primarily from reduced commission and royalty expenses.

         Interest expense increased $3.3 million, or 108.1%, from $3.1 million in 1996 to $6.4 million in 1997, primarily as a result of increased borrowings pursuant to the Company's issuance of the Notes.

         Income tax expense is recorded in 1997 at an effective tax rate of 40%. In 1996, income tax expense was partially offset by the reversal of a valuation allowance on the Company's net deferred tax assets, most of which related to a net operating loss carryforward.

         During the current period, a portion of the Note offering proceeds were used to repay subordinated debt that was issued at a discount in connection with the Plymouth acquisition. The Company expensed the unamortized discount associated with the early extinguishment of a $3.5 million note with a carrying amount of $3.2 million. The extraordinary loss was $0.3 million before income taxes, and $0.2 million net of taxes.

LIQUIDITY AND CAPITAL RESOURCES

         Brazos has financed its acquisitions and sales growth through borrowings under its bank lines of credit, private placements of debt and equity securities, seller financing and operating cash flow. The Company's cash requirements consist of its general working capital needs, capital expenditures, and obligations under its leases.

         On July 2, 1997, Brazos completed the sale of $100 million of 10.5% Senior Notes due 2007. The Notes were issued at a discount of $0.8 million. The net proceeds of the Notes were used to pay the cash portion of the aggregate purchase price of the Morning Sun and Premier acquisitions and to repay certain outstanding and assumed indebtedness. Interest on the Notes is payable semi-annually on January 1 and July 1 of each year, commencing January 1, 1998. The Notes contain certain covenants, including covenants limiting the incurrence of additional indebtedness and the consummation of mergers, consolidations and sales of assets. At any time prior to July 1, 2000, Brazos may redeem up to 35% of the aggregate principal amount of the Notes originally issued with the net proceeds of one or more public equity offerings, at a redemption price of 110.5% of the principal amount thereof. In addition, on or after July 1, 2002, Brazos may redeem at its option, in whole or in part, at various premiums depending on when the redemption occurs, any or all of the Notes outstanding.

         On July 2, 1997, the Company entered into a Third Amended and Restated Loan and Security Agreement with its primary lender, which makes a revolving line of credit (the "Credit Facility") available to its principal operating subsidiary, Brazos, Inc. (the "Borrower"), in an aggregate principal amount of up to $50.0 million, subject to collateral limitation. Advances under this line are based on a percentage of Brazos' inventory and receivables and various other reserves established from time to time by the lenders. Interest on the line of credit is payable at prime plus .25% or the Eurodollar base rate plus 2.00%. The Credit Facility includes certain covenants applicable to the Borrower, including requirements that the Borrower comply with certain financial ratios. The Credit Facility has an initial term of three years, subject to extension, and borrowings under the Credit Facility are guaranteed by the Company. As of September 27, 1997, Brazos had an aggregate borrowing base under its line of credit of $47.9 million, based on existing collateral. Of its borrowing base, $13.7 million remained unused at September 27, 1997. On September 29, 1997, in connection with the Crable acquisition, the Borrower amended the Credit Facility to provide a revolving line of credit in an aggregate principal amount of up to $70.0 million, subject to collateral limitation. Interest on the line of credit was reduced to prime plus .25% or the Eurodollar base rate plus 1.75%. Under the amended Credit Facility, the Borrower had a borrowing base of $67.2 million at October 31, 1997. Of its borrowing base, $30.0 million was unused.

         Brazos used $22.6 million of cash from operating activities in 1997 versus cash used in operating activities in 1996 of $12.0 million. Contributing to the use of cash were; (i) working capital investments of $27.5 million; and
(ii) transaction costs for the purchase of Sun of $1.0 million and for the purchase of Morning Sun and Premier of $0.2 million.

         Brazos invested $36.7 million of cash in 1997 to acquire Sun, Morning Sun and Premier and $18.0 million of cash in 1996 to acquire Plymouth Mills. The Company incurred capital expenditures net of disposals of $0.9 million in 1997 and $0.4 million in 1996.

 Financing activities provided $59.7 million of cash in 1997 principally through the issuance of $99.2 million of Notes. Proceeds from the Notes were used to repay the Company's existing credit facility including the remaining balance of the term loan, $10.7 million, and $20.7 million of the line of credit. In addition, $12.1 million of subordinated debt and $3.8 million of deferred financing costs associated with the Notes were paid with the proceeds. Additional proceeds were acquired through the issuance of $2.0 million in preferred stock with detachable common stock purchase warrants, additional net borrowings on the Company's credit facility of $6.2 million and the issuance of $0.1 million in common stock. Brazos also repaid $3.0 million of subordinated debt in connection with the Sun merger. Capital lease payments, deferred financing costs for the Sun merger, non-compete payments and industrial revenue bond payments aggregating $0.5 million further reduced the cash flow from financing activities. In 1996, net borrowings of debt amounted to $30.0 million.

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

                INFORMATION REGARDING FORWARD LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that such expectations will be achieved. Other factors could cause actual results to differ materially from those in the forward-looking statements herein.

                           PART II - OTHER INFORMATION

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On September 16, 1997, the Company held its annual meeting of stockholders, the purpose of which was to approve (i) an amendment to the Company's certificate of incorporation, (ii) the election of the nominees as directors of the Company and (iii) the Company's 1997 Incentive Plan. The results of the votes were as follows:

                                                     NUMBER OF SHARES       NUMBER OF SHARES      NUMBER OF SHARES
                                                         VOTED FOR           VOTED AGAINST            ABSTAINED
                APPROVAL   AND   ADOPTION   OF  THE
                PROPOSED  CERTIFICATE  OF AMENDMENT
                TO  THE  RESTATED   CERTIFICATE  OF
                INCORPORATION                                2,597,312                200                     0
                                                     ------------------    -------------------    ------------------
                ELECTION OF DIRECTORS
                NAME OF NOMINEE                      NUMBER OF SHARES       NUMBER OF SHARES      NUMBER OF SHARES
                                                         VOTED FOR           VOTED AGAINST            ABSTAINED
                Class I Directors:
                           Randall B. Hale........           2,597,512                 0                      0
                                                     ------------------    -------------------    ------------------

                           J. Ford Taylor.........           2,597,512                 0                      0
                                                     ------------------    -------------------    ------------------
                Class II Directors:

                          Nolan Lehmann...........           2,597,512                 0                      0
                                                     ------------------    -------------------    ------------------

                          F. Clayton Chambers.....           2,597,512                 0                      0
                                                     ------------------    -------------------    ------------------

                Class III Directors:

                         Alan B. Elenson..........           2,597,512                 0                      0
                                                     ------------------    -------------------    ------------------

                         Michael S. Chadwick......           2,597,512                 0                      0
                                                     ------------------    -------------------    ------------------
                                                     NUMBER OF SHARES       NUMBER OF SHARES       NUMBER OF SHARES
                                                         VOTED FOR           VOTED AGAINST             ABSTAINED
                APPROVAL AND ADOPTION OF THE
                COMPANY'S 1997 INCENTIVE PLAN                2,597,312                200                     0
                                                     ------------------    -------------------    ------------------

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

                  3.1 Certificate of Amendment to Restated Certificate of Incorporation of Brazos Sportswear, Inc.

                  3.2 Certificate of Amendment of Certificate of Incorporation of Brazos Sportswear, Inc. (Incorporated by reference to Exhibit A to the Company's definitive information statement dated August 25, 1997)

                  10.1 Brazos Sportswear, Inc. 1997 Incentive Plan (Incorporated by reference to Appendix A to the Company's definitive proxy statement dated August 29, 1997)

                  27  --  Financial Data Schedule

         (b) Reports on Form 8-K. The Company filed a report on Form 8-K dated July 2, 1997, with respect to the acquisitions of Solar Co., Inc. and Premier Sports Group, Inc.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            BRAZOS SPORTSWEAR, INC.


                            /s/ F. CLAYTON CHAMBERS
                            ---------------------------------
                            F. Clayton Chambers,
                            Vice President and Chief Financial Officer


                            /s/ STEVEN P. RATTERMAN
                            ---------------------------------
                            Steven P. Ratterman
                            Corporate Controller and Chief Accounting Officer



DATE:  November 11, 1997