Form 10-K
period 1997-12-27
BRAZOS SPORTSWEAR INC /DE/
filed 1998-03-27
CIK 856711

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                            ------------------------

                   FOR ANNUAL AND TRANSITION REPORTS PURSUANT
             TO SECTIONS 13 OR 15(d) OF THE SECURITIES ACT OF 1934

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 27, 1997

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES ACT OF 1934

             FOR THE TRANSITION PERIOD FROM ________ TO _________

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

                    4101 FOUNDERS BLVD., BATAVIA, OHIO 45103
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 513-753-3400

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                                         NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                              ON WHICH REGISTERED
-------------------------------------  -----------------------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the registrant as of March 23, 1998 was $11,800,000. As of March 23, 1998, there were 4,419,479 shares of the registrant's Common Stock, $.001 par value, outstanding.

     DOCUMENTS INCORPORATED BY REFERENCE. Certain portions of the registrant's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders are incorporated in Part III by reference.

                               TABLE OF CONTENTS

                                                     PAGE
                                                     ----

                                     PART I

Item  1.  Business................................     1
Item  2.  Properties..............................     9
Item  3.  Legal Proceedings.......................     9
Item  4.  Submission of Matters to a Vote of
            Security Holders......................     9

                                    PART II

Item  5.  Market for the Registrant's Common
            Equity and Related Stockholder
            Matters...............................    10
Item  6.  Selected Financial Data.................    13
Item  7.  Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations............................    14
Item  7A. Quantitative and Qualitative Disclosures
            About Market Risk.....................    18
Item  8.  Financial Statements and Supplementary
            Data..................................    18
Item  9.  Changes in and Disagreements with
            Accountants on Accounting and Financial
            Disclosure............................    18

                                    PART III

Item 10.  Directors and Executive Officers of the
          Registrant..............................    18
Item 11.  Executive Compensation..................    18
Item 12.  Security Ownership of Certain Beneficial
          Owners and Management...................    18
Item 13.  Certain Relationships and Related
          Transactions............................    18

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules
          and Reports on Form 8-K.................    19

                                     ( i )

                                     PART I
ITEM 1.  BUSINESS

GENERAL

     Brazos Sportswear, Inc. ("Brazos" or the "Company") is one of the leading designers, manufacturers and marketers of decorated sportswear in the United States. The Company offers extensive and diversified product lines of licensed, proprietary and private label sportswear consisting of T-shirts, fleecewear (sweatshirts) and other casual apparel products. Many of the Company's licensed products include creative applications of classic cartoon characters, including Disney's Mickey Mouse, Disney's Winnie the Pooh and various Warner Bros. Looney Tunes characters, such as Bugs Bunny and the Tasmanian Devil. The Company has entered into license agreements with Disney, Warner Bros., Chic by H.I.S., Major League Baseball, National Hockey League, Coca-Cola Company and most major colleges for the use of their characters and logos in developing the Company's products. The Company uses its in-house merchandising, design and art staff to create designs for the Company's proprietary product lines under numerous Company-owned brand names and labels, including Brazos Sportswear, Morning Sun, Top Stitch, Red Oak Sportswear, BAC, T.G.F.K. and Crable Sportswear. In addition, the Company designs private label products for its larger retail customers that are sold under particular customers' labels. The Company sells its products to a diverse customer base including (i) department stores such as J.C. Penney, May Co., Federated Department Stores and Mercantile Stores, (ii) mass merchandising stores such as Wal-Mart, Kmart and Target, (iii) specialty stores such as Kids "R" Us and Garden Ridge and (iv) other regional and national retail chains.

     The Company was formerly named Sun Sportswear, Inc. On March 14, 1997, the Company completed a merger with BSI Holdings, Inc. and was reincorporated in Delaware under the name Brazos Sportswear, Inc.

     In July 1997, the Company acquired Morning Sun, Inc. ("Morning Sun") and Premier Sports Group, Inc. ("Premier"). Morning Sun is a designer, manufacturer and marketer of imprinted and embroidered tops for women, and for fiscal 1996, Morning Sun had net sales of $54.8 million. Premier is an importer of high-quality, low-cost "fashion fleece" and other garments for domestic distributors and provides merchandising, design and sourcing services for apparel companies, and for fiscal 1996, Premier had net sales of $24.1 million, excluding sales to Brazos. The cash consideration for the Morning Sun and Premier acquisitions was financed from a portion of the proceeds from the sale in July 1997 of $100 million of the Company's 10 1/2% senior notes (the "Notes") due 2007.

     In September 1997, the Company acquired CS Crable Sportswear, Inc. ("Crable") for cash consideration of approximately $13.3 million. In connection with the acquisition, the Company agreed to lease Crable's 290,000 square foot manufacturing, distribution and office facility located in Batavia (Cincinnati), Ohio and has relocated its corporate headquarters to that facility.

     For additional information concerning the Company's 1997 acquisitions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 3 to Consolidated Financial Statements.

INDUSTRY TRENDS

     The Company competes in the decorated sportswear market which, based upon industry data, the Company believes accounted for approximately $14.3 billion of retail level sales in the United States in 1996, with a compounded annual growth rate of approximately 8.8% since 1991. The Company believes growth in the decorated sportswear market has resulted from: (i) an increased preference for comfortable apparel selections; (ii) more flexible dress codes, including greater acceptance of casual clothes in the workplace; (iii) a heightened emphasis on physical fitness, including increased participation in sports; (iv) improved characteristics that have enhanced consumer appeal, including improvements in fabric weight, blends and construction, and increased offerings of size, color and style; (v) the enhancement of screenprinted graphics and embroidered designs primarily resulting from more advanced manufacturing equipment and processes; and (vi) the increased use of "attitude" apparel. The Company believes that these trends should continue to drive industry growth.

BUSINESS STRATEGY

     The Company intends to enhance its position as one of the leading designers, manufacturers and marketers of decorated sportswear by continuing to pursue the following business strategies:

     o EXTENSIVE LINES OF QUALITY PRODUCTS. The Company offers extensive and diversified lines of licensed, proprietary, private label and blank products, which are intended to capitalize on retailers' desires to reduce purchasing and administrative costs by limiting the number of suppliers they use.

          LICENSED PRODUCTS. Licensed products are decorated with classic cartoon characters and logos that the Company's artists vary and refine using different lettering, poses, activities or dress. The Company acquires rights to use characters and logos on specified types of garments, pays each licensor royalties on products sold displaying the licensed character or logo, and typically guarantees a minimum annual royalty.

          BRANDED PRODUCTS.

          Proprietary Products. The Company develops its proprietary product lines for its exclusive use under numerous Company-owned brand names and labels, such as Morning Sun, Top Stitch, T.G.F.K., BAC and Crable Sportswear. Proprietary products are merchandized using graphic designs based on a wide variety of themes, including "attitude," recreational, outdoor, wildlife, western, sports, patriotic, humor and seasonal themes.

          Private Label Products. The Company manufactures private label products for certain of its larger retail customers. The Company designs each private label product by working closely with a customer, creating a unique decorated sportswear line that is sold under that customer's label. The Company's private label customers include Target, Wal-Mart and Sears.

          CONTRACT SERVICES. The Company provides merchandising, design and sourcing services for other apparel companies. These services include the purchase of blank garments from overseas manufacturing and production facilities in large quantities at prices that are typically lower than those charged by domestic mills and distributing such products to U.S. based customers. The Company also provides contract embroidery services from its Millersburg, Pennsylvania facility.

          BLANK PRODUCTS. The Company is a wholesale distributor of blank garments of recognized manufacturers such as Fruit of the Loom and Russell Corp., and sells these garments to over 13,000 customers that typically decorate the products for later sale.

          OTHER. Other products include custom manufactured athletic uniforms and custom designed products for corporate accounts.

     o INNOVATIVE MERCHANDISING AND DESIGN STAFF. The Company employs 14 in-house merchandising and design personnel and a staff of approximately 120 artists who work closely with customers to create designs for the Company's sportswear lines. The Company's merchandising and design staff has been recognized for its achievements by licensors and customers, and has received a number of awards, including the Vendor of the Year Award from J.C. Penney's Women's department, the Bugsy Award from Warner Bros. and the Vendor of the Year Award for Girls 4-14 from Target.

     o UNIQUE COMBINATION OF SALES AND MARKETING PROGRAMS. The Company believes it uses a unique combination of sales and marketing programs designed to address the differing needs of its customer base. Key sales programs include:

          BOOKING PROGRAM. The Company works with its larger retail customers to custom design and merchandise a spring and fall product line of "fashion-basic," longer lead time products. The product line consists primarily of high quality, low price foreign sourced products. The Company's 30 in-house account executives work closely with customers to determine volume needs based on the current years' product line and past sales history. The Company books orders under this program prior to committing to overseas production. Production lead times vary by product but typically range from 60 to 180 days.

          CALENDAR GRAPHICS PROGRAM. The Company offers a calendar graphics program designed to provide customers with an extensive selection of graphics and a wide variety of garments and size mixes but with shorter lead times than under the booking program. Under the calendar graphics program, graphic designs are printed and available on a pre-scheduled basis throughout the year. The Company batches orders from numerous customers to gain production economies of scale to keep product costs competitive. Therefore, customers can order in minimum quantities of two to four dozen while gaining the pricing advantages of much larger runs. Production lead times generally range from three to four weeks.

          SHELF STOCK PROGRAM. The Company also offers a shelf stock program that consists of preprinted inventory it delivers to customers on short lead times, typically within five days of receipt of an order. Products are sold through this program by independent sales representatives who call on individual customer stores. In addition, the Company uses an electronic data interchange system ("EDI") through which customers place orders to replenish their stock with weekly shipments of products that are selling well. The program also provides the Company with information that enables it to assess market trends and to respond promptly to the success of individual products or graphics. The shelf stock program allows major retailers to tailor their buying to the specific needs of each store and reduces the guesswork and risks of the "corporate buy" allocation approach. In order to minimize the Company's investment in inventory, the Company limits the graphics under this program to only a portion of those the Company offers in its calendar graphics program. However, the program is attractive to many of the Company's customers because it consists of the Company's most popular graphics, and new concepts are added periodically as less popular designs are phased out.

     o DIVERSE CUSTOMER BASE. Unlike many of the Company's competitors that concentrate marketing efforts on a limited segment of the sportswear market, the Company sells its decorated sportswear products to a diverse customer base including department stores, mass merchandising stores and specialty and other stores. This marketing strategy allows the Company to cover a significant portion of the retail market while reducing its exposure to any one market segment. In addition, the Company believes that the breadth of its customer base aids its efforts to obtain new licenses from licensors seeking to introduce their products through multiple distribution channels.

     o EXPANSION AND ENHANCEMENT OF CUSTOMER RELATIONSHIPS. The expansion of the Company's product lines and license portfolio has provided cross-selling opportunities by increasing the number of departments within a retailer that may sell the Company's products. In addition, the Company maintains a staff of 30 in-house account executives and approximately 140 independent sales representatives to pursue additional large customers. The Company has also established a telemarketing program to market its products to local and regional retailers.

     o FLEXIBLE AND EFFICIENT MANUFACTURING. Many of the Company's competitors do not operate production facilities of their own and, therefore, must contract with third parties to provide the value-added decorating process. The Company believes that operating its own production facilities allows it (i) to focus on increasing manufacturing and production efficiencies, (ii) the flexibility to shift production among various facilities and (iii) to better control quality, delivery and costs. In addition, the Company's shelf stock and calendar graphics programs could not be implemented as effectively without in-house production capabilities.

     o COMMITMENT TO LOW COST STRUCTURE. The Company is committed to controlling costs and improving operating efficiencies. The Company's recent acquisitions have resulted in improvements in the Company's purchasing power and certain economies of scale in manufacturing, marketing, distribution and administration. In addition, the Company concentrates on the high value-added production processes of custom design, screen printing and embroidery at its manufacturing facilities and outsources the capital intensive process of manufacturing undecorated blanks to a network of domestic and foreign manufacturers.

     o INTERNATIONAL OPPORTUNITIES. The Company recently obtained a license from Walt Disney Enterprises of Japan, Ltd. to export and distribute Disney's classic cartoon character products directly to Japan. The

          Company's current marketing plans include sales to several major retail outlets in Japan. The Company also is evaluating opportunities to sell its products in other countries.

     o STRATEGIC ACQUISITIONS. The Company maintains an acquisition strategy focused on acquiring busi-nesses that provide products or services that complement those offered by the Company. The criteria for identifying an attractive acquisition candidate is not limited to the revenue potential of the acquisition target, but also include such factors as (i) expanding the Company's product lines, (ii) increasing manufacturing, production and other cost efficiencies, (iii) diversifying and expanding the Company's customer base and (iv) gaining access to the talents of key management, sales and design personnel. The Company or its predecessors made nine acquisitions since 1990 that have brought significant strategic advantages to its business.

PRODUCTS

     The Company provides extensive and diversified product lines of licensed, proprietary and private label sportswear consisting primarily of T-shirts and fleecewear (sweatshirts) imprinted or embroidered to display cartoon characters, brands, logos and designs that are enhanced or created by the Company's in-house merchandising, design and art staff. The products are sold in a variety of styles, including basic pocket, long-sleeved and oversized T-shirts, night shirts and sweat pants. T-shirts are available in solid, stripe, roll sleeve, weathered natural and micro-stripe styles and range in fiber content from 50% cotton/50% polyester to 100% cotton. Fleecewear products range from seven ounces to 12 ounces in weight.

     The Company's products also include windsuits, denim jackets, parkas, shorts and knit shirts and more detailed fashion-oriented garments, all of which are available in a variety of colors, styles and fabric weights.

     The Company develops screen print and embroidery designs based on industry trends, visits to fashion and trade shows and frequent meetings with apparel label owners and major customers. Sales managers work closely with the Company's merchandisers, designers and artists to develop appropriate styles and color shades. The design process is interactive, requiring the creation and delivery of numerous samples for customer feedback and further changes. For larger customers, the design staff typically incorporates minor styling changes to a basic design to create a unique product line for the customer. The product development process also involves (i) production feasibility studies, (ii) analysis and documentation of garment and art trends, as well as cost and structure, (iii) prototype preparation for customers and trade shows, and (iv) limited test sales.

LICENSES AND TRADEMARKS

     LICENSES. The Company obtains non-exclusive licenses to manufacture and market products with classic cartoon characters and other images. Many of the Company's license agreements limit sales of products to certain market categories. The Company's material licenses generally are for a term of one to three years but can be terminated on 30 days' notice. Typically, the licensor may terminate the license if specified minimum levels of annual net sales for licensed products are not met or for a failure by the Company to comply with the material terms of the license. In the ordinary course of its business, the Company continues to produce products under expired licenses based on letter agreements or oral representations from licensors to the effect that continued production will be permitted pending negotiation of new licenses. Accordingly, the Company's licensing arrangements are dependent primarily upon maintaining a good relationship between the Company and its licensors. The license agreements
(i) generally require minimum annual payments and certain quality control procedures and (ii) give the licensor the right to approve products licensed by the Company. The Company believes it has good relationships with its licensors and has generally been able to obtain renewals of expired licenses and to obtain the required approvals for licensed products.

     PROPRIETARY TRADEMARKS. The Company has registered, or has applied for registration for, a variety of trademarks under which it sells a number of its products, including Brazos Sportswear, Morning Sun, Top Stitch, Red Oak Sportswear, Xenogenesis, BAC, T.G.F.K. and Name of the Game. The level of copyright and trademark protection available to the Company for proprietary designs and characters varies depending on several factors, including the degree of originality and the distinctiveness of the associated trademarks and designs.

SALES AND MARKETING

     SALES FORCE. As of December 27, 1997, the Company had a sales force of 30 in-house account executives who concentrate on national retail accounts and approximately 140 independent sales representatives who sell one or more of the Company's product lines. The in-house account executives work with large accounts and buyers for major retailers to tailor programs specifically for the needs of each customer. The independent sales representatives cover the entire United States and call on chain stores and individual retailers. Management believes that its combination of in-house and independent sales representatives gives the Company a broad coverage of the retail marketplace. The Company compensates key account executives through a combination of salary and bonus incentives tied to sales and profitability. The Company compensates independent sales representatives on a commission-only basis, with rates ranging from 1% to 10% of net sales, and determines their territories by geographic location, market categories covered and products sold.

     OTHER SALES EFFORTS. The Company also maintains a presence in New York City's garment district, where the Company has (i) a 4,400 square foot apparel showroom for women's, men's and boys' apparel and (ii) a 2,400 square foot showroom for girls' apparel. The Company also presents its products at trade shows, including the semi-annual MAGIC Show and operates a telemarketing group that focuses on small customers who might otherwise not be covered by a sales representative.

     CUSTOMERS. The Company's primary distribution channels are through: (i) department stores such as J.C. Penney, May Co. and Mercantile Stores; (ii) mass merchandisers such as Wal-Mart, Kmart and Target; and (iii) specialty stores such as Kids "R" Us and Garden Ridge. In fiscal 1997, the Company's sales to Wal-Mart, J.C. Penney, Kmart and Target accounted for approximately 14.3%, 12.0%, 5.2% and 3.1% of its sales, respectively.

SOURCING OF GARMENTS

     The Company sources blank garments from a network of domestic and foreign manufacturers. Suppliers are selected based on the product's design, style, quality specifications, price and required lead times. A majority of the Company's blank garments are sourced through large domestic mills and independently owned contractors with manufacturing facilities in the United States, China, Guatemala, Pakistan and Mexico. Blank garments requiring short delivery times generally are purchased from domestic suppliers, while products that require greater finishing detail or allow longer delivery times generally are purchased overseas. The Company typically uses foreign sources for large orders of blank garments. The Company anticipates that the percentage of blank garments that are imported will increase because of the Company's increased focus on decorated sportswear sales, the increasing size of its customers' orders and the acquisition of Premier which was completed in July 1997. The relative proportion of blank garments purchased from domestic and foreign suppliers may vary from time to time depending on the factors described above and other competitive factors. The Company believes that its sources of blank garments are sufficient to satisfy its current requirements.

     Generally, each supplier agrees to produce finished garments in accordance with samples and specifications the Company provides. The Company's representatives regularly visit the facilities of both foreign and domestic suppliers to ensure quality and compliance with the Company's specifications. The Company also conducts quality control inspections that include testing for shrinkage, dye and finish consistency, color fastness, size specification adherence, construction strength and uniformity.

     From time-to-time, the Company uses sourcing agents who assist in selecting and overseeing foreign third-party manufacturers and monitoring quotas and other trade regulations. The Company's production staff and sourcing agents oversee all aspects of apparel manufacturing and production. The Company and its sourcing agents separately negotiate with suppliers for the purchase of fabrics, which are then purchased either by the Company or its suppliers.

     The Company generally does not enter into long-term contracts with its suppliers. The Company believes that its relationships with its suppliers are good.

PRODUCTION AND MANUFACTURING

     The Company is committed to controlling costs and improving operating efficiencies. Recent acquisitions have resulted in improvements in the Company's purchasing power and certain economies of scale in manufacturing, marketing, distribution and administration. In addition, the Company concentrates on the high value-added production processes of custom design, screen printing and embroidery at its manufacturing facilities and outsources the capital intensive process of manufacturing undecorated blanks to a network of domestic and foreign manufacturers.

     Production of the Company's products requires applying garment decorations through screen printing or embroidery.

     SCREEN PRINTING. The screen printing process begins with the preparation of a design by the Company's artists. The Company tests new designs for printability and color dynamics and produces sales and production samples. The Company also stocks over 140 pigment colors and numerous ink bases, which allows for in-house development of new ink applications and techniques. In the printing process, screens are positioned in automatic printing presses where inks are pressed through the screen to duplicate the design on the garment. Garments bearing designs on different portions of the garment may move through the printing process several times. Following printing, the garments are dried, making the printed design permanent and washable.

     The Company operates 50 automatic screen printing presses. Most of the screen printing presses are color printing presses with eight to twelve color printing capability, which can print either spot designs or overall print designs. Each press is operated by a team of employees. The Company believes that this approach contributes to the flexibility, quality and speed of its production process. The Company believes that its capacity is sufficient for its needs and that during seasonal peaks sufficient sources of outside production are available to the Company to meet its production needs, if necessary.

     EMBROIDERY. The embroidery process begins with the preparation of a design by the Company's artists. The Company tests new designs for embroiderability as it relates primarily to stitch count and color selection and produces sales and production samples. After all designs are approved, the design that is to be embroidered is formatted onto a computer disk, which is then programmed into the embroidery machine. Each embroidery machine has multiple sewing heads, permitting six to 18 garments to be embroidered at one time. Garments are trimmed, packed in the Company's warehouse and shipped directly to the customer or to other Company facilities for distribution to the customer. The Company operates 67 fully automated, multi-head embroidery machines.

     QUALITY CONTROL. The Company maintains quality control departments responsible for monitoring phases of production and ensuring that purchased garments meet the Company's quality standards. The Company develops and inspects prototypes of each product type, establishes fittings based on the prototype, inspects samples and, through its employees or sourcing agents, inspects fabric before cutting. The Company or its sourcing agents inspect the final product before shipment to the Company's facilities.

     PRODUCT SHIPMENT. The Company believes responding quickly to customer requirements and meeting delivery schedules consistently are important factors in its business. Although customers often place orders for garment styles as long as 20 weeks in advance, customers generally select the specific art designs to be printed on ordered garments periodically for delivery within as few as two days following the design selection.

     The Company can place garments on hangers before shipping, affix price tags and other product information, and can ship garments polybagged or folded. These services reduce the time required to prepare the garments for display and thereby enable customers to stock their racks and shelves more quickly. The Company's customers generally bear all shipping costs.

REGULATION

     The Company is subject to federal, state and local environmental laws and regulations, including laws relating to employee knowledge of, exposure to, and disposal of inks, dyes, photographic chemicals and cleaning solvents. The Company believes that its operations comply in all material respects with applicable environmental laws and regulations. Although the Company continues to make capital expenditures for environmental protection, it does not anticipate that significant expenditures will be required to remain in compliance with environmental requirements. There can be no assurance, however, that future changes in such laws and regulations will not have a material effect on the Company's operations.

COMPETITION

     The apparel industry is highly competitive. The Company competes with numerous apparel vendors, including those with their own retail stores and those whose merchandise displays licensed cartoon characters and logos of professional sports teams and colleges and universities. The Company also competes through a combination of graphics, decorating techniques, packaging and retail presentation. Competitive factors include product quality, access to popular licenses, price, ability to meet delivery requirements and other aspects of customer service, changes in styles and consumer preferences, and the limited availability of customer shelf and rack space.

BACKLOG

     The Company typically receives purchase orders several months in advance of delivery. A majority of these purchase orders typically can be canceled without penalty or cancelation charges. At December 27, 1997, the Company's backlog of orders was approximately $38.4 million, compared with $13.7 million at December 28, 1996. Such backlog consisted of commitments believed to be firm, all of which is expected to be shipped in fiscal 1998.

EMPLOYEES

     At December 27, 1997, the Company employed approximately 1,800 full-time employees. The Company believes that its employee relations are good.

EXECUTIVE OFFICERS AND DIRECTORS

     The table below sets forth certain information regarding the executive officers and directors of the Company:

                NAME                    AGE                       POSITION
-------------------------------------   ----   ----------------------------------------------
Randall B. Hale......................    35    Chairman of the Board and Director

J. Ford Taylor.......................    40    President, Chief Executive Officer and
                                                 Director

F. Clayton Chambers..................    38    Vice President, Chief Financial Officer,
                                                 Treasurer, Secretary and Director

Robert C. Klein......................    47    President -- Branded Products Division

Deborah S. Williams..................    39    President -- Licensed Products Division

Samuel T. McKnight...................    53    President -- Wholesale Distribution Division

Steven P. Ratterman..................    28    Controller and Assistant Secretary

Nolan Lehmann........................    53    Director

Michael S. Chadwick..................    46    Director

Alan Elenson.........................    48    Director

     RANDALL B. HALE. Mr. Hale has been a director and chairman of the board of the Company or its predecessors since 1992. He has served as a vice president of Equus II Incorporated ("Equus II") and Equus Capital Management Company ("Equus") since 1992 and a director of Equus since 1996. From 1985 to 1992, he was employed by Andersen Worldwide. Mr. Hale is a director of American Residential Services, Inc. and is also a director of numerous privately-owned companies. Mr. Hale is a certified public accountant.

     J. FORD TAYLOR. Mr. Taylor has been president, chief executive officer and a director of the Company or its predecessors since 1996. He was president of the decorated sportswear operations from 1995 until 1996 and vice president -- operations of the decorated sportswear operations from 1993 until 1995. Mr. Taylor served as president of the CC Creations and Red Oak facility in College Station, Texas from 1990 to 1993. He founded CC Creations in 1982 which he owned and operated before its acquisition by the Company.

     F. CLAYTON CHAMBERS. Mr. Chambers has been a director of the Company or its predecessors since 1989. He has served as vice president, chief financial officer, treasurer and secretary of the Company since January 1995, and previously served as a consultant to the Company beginning in May 1994. Mr. Chambers was a principal in the firm of Chadwick, Chambers & Associates, Inc., an investment and merchant banking firm located in Houston, Texas, from 1988 until 1994. He was employed by Lovett Mitchell Webb & Garrison, an investment banking firm, from 1986 until 1987.

     ROBERT C. KLEIN. Mr. Klein has served as president of Morning Sun since 1993 and has served as president -- branded products division since November 1997. From 1978 until 1993, Mr. Klein served in a variety of positions within manufacturing, merchandising and sales at Jantzen, Inc., a division of VF Corp., and was vice president of womenswear before he left Jantzen to join Morning Sun.

     DEBORAH S. WILLIAMS. Ms. Williams has been president of the Licensed Products Division since 1996. She served as vice president of purchasing from 1994 until 1996. From 1990 to 1994 Ms. Williams served as director of purchasing at the Company's Cincinnati facility and from 1982 to 1990 was a buyer at the same facility.

     SAMUEL T. MCKNIGHT. Mr. McKnight has been president of the Wholesale Distribution Division since 1974. He founded Gulf Coast Sportswear, the predecessor of the Company, in 1974. From 1972 to 1974 Mr. McKnight served as president of M & M Designs, a shirt printing company.

     STEVEN P. RATTERMAN. Mr. Ratterman has served as controller and assistant secretary of the Company since May 1996. From 1991 to 1996, he was employed by Andersen Worldwide. Mr. Ratterman is a certified public accountant.

     NOLAN LEHMANN. Mr. Lehmann has been a director of the Company or its predecessors since 1989. He has served as a director and president of Equus since 1980, and as a director and president of Equus II since inception. Before joining Equus, Mr. Lehmann served in a number of executive management positions with Service Corporation International from 1973 to 1980. Mr. Lehmann is also a director of Allied Waste Industries, Inc., American Residential Services, Inc., Drypers Corporation and Garden Ridge Corporation. In addition, he serves as a director of several privately-owned companies. Mr. Lehmann is a certified public accountant.

     MICHAEL S. CHADWICK. Mr. Chadwick has been a director of the Company or its predecessors since 1989. He is a senior vice president and a managing director of the corporate finance department of Sanders Morris Mundy, a Houston-based financial services and investment banking firm. From 1988 to 1994, Mr. Chadwick served as president of Chadwick, Chambers & Associates, Inc., an investment and merchant banking firm located in Houston, Texas. Mr. Chadwick presently serves on the board of directors of Watermarc Food Management Company and Blue Dolphin Energy Company, publicly traded corporations, and Moody-Price, Inc., a privately-owned corporation.

     ALAN ELENSON. Mr. Elenson has been a director of Brazos or its predecessors since August 1996. He founded Plymouth Mills, Inc. ("Plymouth") in 1975 and owned and operated Plymouth prior to its acquisition by the Company in August 1996.

ITEM 2.  PROPERTIES

     Set forth below is a brief description of each of the Company's manufacturing facilities:

                                                                                      SQUARE       OWNED/
              LOCATION                                  EQUIPMENT                      FEET        LEASED
-------------------------------------  --------------------------------------------   -------      -------
Batavia (Cincinnati), OH.............  17 automatic screen printing presses;          290,000       Leased
                                       23 embroidery machines
Staten Island, NY....................  14 automatic screen printing presses;          153,000       Leased
                                       250 yards of cutting tables
College Station, TX..................  12 automatic screen printing presses;           88,625       Leased
                                       5 embroidery machines
Millersburg, PA......................  23 embroidery machines                          54,000        Owned
Tacoma, WA...........................  7 automatic screen printing presses;           171,000       Leased
                                       16 embroidery machines

     The Company distributes blank garments from nine warehouses located throughout the United States. The Company also maintains a cut and sew facility in Dallas, Texas, two showrooms in the garment district of New York City and an administrative office in Clute, Texas.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is subject to legal proceedings in the ordinary course of business. While the outcome of lawsuits or other proceedings cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the financial condition, results of operations or cash flow of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 1997.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company's Common Stock is traded on the Nasdaq National Market under the symbol "BRZS." The Company was reincorporated in Delaware in March 1997 immediately subsequent to the merger with BSI Holdings, Inc., and at that time, the Company effected a one-for-five reverse stock split. The Common Stock began trading on a post-reverse split basis under the name Brazos Sportswear, Inc. on March 14, 1997, and, the high and low per share prices are presented below as adjusted for the reverse stock split.

FISCAL YEAR                              HIGH        LOW
-------------------------------------  ---------  ---------
1996
     First Quarter...................     15.625      12.50
     Second Quarter..................     18.125     13.125
     Third Quarter...................      17.50      10.00
     Fourth Quarter..................     14.375       8.75
1997
     First Quarter...................     13.125      11.00
     Second Quarter..................      11.00       8.50
     Third Quarter...................      11.00       8.75
     Fourth Quarter..................      10.00       8.00

     All of the foregoing reflect interdealer quotations, without retail markups, markdowns or commissions.

     On March 23, 1998, the last reported sale price for the Common Stock, as quoted by the Nasdaq National Market, was $7.50 per share. As of the same date, there were approximately 120 holders of record of the Common Stock, and the Company estimates that there are over 1,500 beneficial owners of Common Stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

     The following table reflects sales by the Company of unregistered securities during the fiscal year ended December 27, 1997. Except as otherwise disclosed, the issuances by the Company of the securities sold in the transactions referenced below were not registered under the Securities Act of 1933, as amended, pursuant to the exemptions contemplated in Section 4(2) thereof, or Regulation D thereunder, for transactions not involving a public offering. The consideration paid to the Company in respect of each issuance was cash, unless otherwise indicated.

                                        SHARES OR
                                        PRINCIPAL                                 UNDERWRITERS AND OTHER
          DESCRIPTION/DATE                AMOUNT         CONSIDERATION                  PURCHASERS
-------------------------------------   ----------       -------------       --------------------------------
COMMON STOCK
July 2, 1997.........................      73,171            (1)             Robert C. Klein
PREFERRED STOCK
August 7, 1998.......................     146,641(2)         (5)             Equus II Incorporated
                                           49,871(3)         (5)
                                           24,457(4)         (5)
                                            7,894(2)         (5)                 J. Ford Taylor

                                        SHARES OR
                                        PRINCIPAL                                 UNDERWRITERS AND OTHER
          DESCRIPTION/DATE                AMOUNT         CONSIDERATION                  PURCHASERS
-------------------------------------   ----------       -------------       --------------------------------
                                            3,114(3)         (5)
                                            1,186(4)         (5)
                                            4,349(2)         (5)                 F. Clayton Chambers
                                            2,075(3)         (5)
                                            1,186(4)         (5)
                                            4,349(2)         (5)                 Michael S. Chadwick
                                            4,154(3)         (5)
                                            1,186(4)         (5)
                                           10,975(2)         (5)                 Samuel T. McKnight
                                            3,114(3)         (5)
                                           10,975(2)         (5)                 George Warny
                                            3,114(3)         (5)
                                            1,186(4)         (5)
                                           12,466(3)         (5)                 Don A. Sanders
                                            5,698(4)         (5)
                                            8,311(3)         (5)                 Katherine U. Sanders
                                            3,799(4)         (5)
                                            4,154(3)         (5)                 George L. Ball
                                            1,899(4)         (5)
                                            8,311(3)         (5)                 John Drury
                                            3,799(4)         (5)
                                            1,036(3)         (5)                 Ben T. Morris
                                              478(4)         (5)
                                              620(3)         (5)                 Andrew Whitman Chambers 1996
                                                                                 Trust
                                              412(3)         (5)                 David Mitchell Chambers 1996
                                                                                 Trust
                                            2,075(3)         (5)                 William M. DeArman
                                              949(4)         (5)
                                              237(4)         (5)                 Charles Davis
                                              237(4)         (5)                 John Malanga
                                              237(4)         (5)                 David Biederman
                                              237(4)         (5)                 Deborah S. Williams
October 1, 1998 .......................... 76,352(2)         (5)                 Equus II Incorporated
                                           25,966(3)         (5)
                                           21,262(4)         (5)
                                            4,111(2)         (5)                 J. Ford Taylor
                                            1,622(3)         (5)
                                            1,032(4)         (5)
                                            2,265(2)         (5)                 F. Clayton Chambers

                                        SHARES OR
                                        PRINCIPAL                                 UNDERWRITERS AND OTHER
          DESCRIPTION/DATE                AMOUNT         CONSIDERATION                  PURCHASERS
-------------------------------------   ----------       -------------       --------------------------------
                                            1,081(3)         (5)
                                            1,032(4)         (5)
                                            2,265(2)         (5)                 Michael S. Chadwick
                                            2,163(3)         (5)
                                            1,032(4)         (5)
                                            5,714(2)         (5)                 Samuel T. McKnight
                                            1,622(3)         (5)
                                            5,714(2)         (5)                 George Warny
                                            1,622(3)         (5)
                                            1,032(4)         (5)
                                            6,491(3)         (5)                 Don A. Sanders
                                            4,954(4)         (5)
                                            4,327(3)         (5)                 Katherine U. Sanders
                                            3,302(4)         (5)
                                            2,163(3)         (5)                 George L. Ball
                                            1,651(4)         (5)
                                            4,327(3)         (5)                 John Drury
                                            3,302(4)         (5)
                                              540(3)         (5)                 Ben T. Morris
                                              412(4)         (5)
                                              324(3)         (5)                 Andrew Whitman Chambers 1996
                                                                                   Trust
                                              216(3)         (5)                 David Mitchell Chambers 1996
                                                                                   Trust
                                              206(4)         (5)                 Charles Davis
                                              206(4)         (5)                 John Malanga
                                              206(4)         (5)                 David Biederman
                                              206(4)         (5)                 Deborah S. Williams
                                            1,081(3)         (5)                 William M. DeArman
                                              825(4)         (5)

CONVERTIBLE SUBORDINATED NOTE
July 2, 1997.........................   $ 1,500,000           (6)             Premier Sports Group, Inc.
SENIOR NOTES
July 2, 1997.........................   $100,000,000       $99,240,000        Various institutional
                                                                                  investors(7)

------------
(1) Partial consideration for shares of Morning Sun acquired from the purchaser at deemed price of $10.25 per share.

(2) Series B-1 Redeemable Convertible Preferred Stock.

(3) Series B-2 Redeemable Convertible Preferred Stock.

(4) Series B-3 Redeemable Convertible Preferred Stock.

(5) Issued as payment-in-kind dividends under terms of preferred stock designation.

(6) Partial consideration for assets of Premier. The note is payable only through the issuance of 136,364 shares of Common Stock.

(7) Dillon, Read & Co. Inc. and SBC Warburg Inc. acted as placement agents in this private offering.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial information as of and for the five years ended December 27, 1997 has been derived from the audited financial statements of the Company. The selected financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and the notes thereto included elsewhere herein.

                                                                 FISCAL YEAR ENDED
                                           -------------------------------------------------------------
                                           DEC. 27,     DEC. 28,     DEC. 30,     DEC. 31,     DEC. 31,
                                             1997         1996         1995         1994         1993
                                           ---------    ---------    ---------    ---------    ---------
                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Net sales...............................   $ 284,487    $ 169,452    $ 131,020    $  76,754    $  60,850
Cost of goods sold......................     212,334      127,971      106,576       64,846       51,640
                                           ---------    ---------    ---------    ---------    ---------
Gross profit............................      72,153       41,481       24,444       11,908        9,210
Operating expenses......................      64,665       32,548       25,549       10,221        7,285
                                           ---------    ---------    ---------    ---------    ---------
Operating income (loss).................       7,488        8,933       (1,105)       1,687        1,925
Interest expense........................       9,996        4,332        3,695        1,663        1,153
Other expense (income), net.............          84         (220)         (22)      --               89
                                           ---------    ---------    ---------    ---------    ---------
Income (loss) before income taxes and
  extraordinary item....................      (2,592)       4,821       (4,778)          24          683
Provision (benefit) for income taxes....        (731)         789         (338)          99          254
                                           ---------    ---------    ---------    ---------    ---------
Net income (loss) before extraordinary
  item..................................      (1,861)       4,032       (4,440)         (75)         429
Extraordinary gain (loss)...............        (192)      --              500       --           --
                                           ---------    ---------    ---------    ---------    ---------
Net income (loss).......................      (2,053)       4,032       (3,940)         (75)         429
Dividends and accretion on preferred
  stock.................................         905          245       --           --           --
                                           ---------    ---------    ---------    ---------    ---------
Net income (loss) available for common
  shareholders..........................   $  (2,958)   $   3,787    $  (3,940)   $     (75)   $     429
BASIC EARNINGS PER SHARE
Earnings (loss) per share...............   $    (.70)   $    1.54    $   (1.95)   $    (.04)   $     .22
Weighted average shares.................   4,226,416    2,466,025    2,015,719    2,015,719    1,987,466
DILUTED EARNINGS PER SHARE
Earnings (loss) per share...............   $    (.70)   $    1.15    $   (1.95)   $    (.04)   $     .21
Weighted average shares.................   4,226,416    3,300,248    2,015,719    2,015,719    2,018,571

                                                               AS OF THE YEAR ENDED
                                           -------------------------------------------------------------
                                           DEC. 27,     DEC. 28,     DEC. 30,     DEC. 31,     DEC. 31,
                                             1997         1996         1995         1994         1993
                                           ---------    ---------    ---------    ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
Working capital.........................   $  53,241    $   4,667    $  (1,592)   $   5,927    $   1,409
Total assets............................     185,310       82,682       47,070       45,049       20,565
Total debt..............................     134,023       50,549       29,836       28,506       11,538
Mandatorily redeemable preferred
  stock.................................      --            7,613          945       --           --
Mandatorily redeemable convertible
  preferred stock.......................       8,577       --           --           --           --
Shareholders' equity (deficit)..........   $   8,655    $   3,229    $    (689)   $   3,221    $   2,654

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

ACQUISITIONS

1997.
     On March 14, 1997, BSI Holdings, Inc. ("Holdings") merged (the
"Merger") with Sun Sportswear, Inc. ("Sun"), and in the Merger, the shareholders of Holdings acquired 86% of the capital stock of Sun. The Merger has been accounted for as a reverse acquisition with Sun being the surviving legal entity and Holdings being the acquiror for accounting purposes. Concurrent with the Merger, Sun was reincorporated in Delaware under the name Brazos Sportswear, Inc. The purchase price of Sun was approximately $12.7 million. The Merger expanded the Company's presence in the character license and proprietary and private label markets.

     On July 2, 1997, the Company acquired (i) Morning Sun, Inc. ("Morning Sun") for approximately $31.3 million and (ii) the assets of Premier Sports Group, Inc. ("Premier") for approximately $3.5 million. On the same date, the Company also completed the private placement of $100 million in Senior Notes (the "Notes"). Brazos utilized the net proceeds from the Notes primarily to pay the cash portion of the purchase price of these acquisitions and to repay certain outstanding and assumed indebtedness.

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

     On September 29, 1997, the Company acquired certain assets of CS Crable Sportswear, Inc. ("Crable"), for approximately $13.3 million. Crable is a designer, embroiderer and marketer of licensed apparel primarily for colleges and professional sports teams. The Crable products are sold to major department store chains and to specialty shops. The Crable acquisition has expanded the Company's embroidery capabilities and presence in the collegiate and professional sports markets with new licenses for embroidered product lines. In connection with the acquisition, the Company entered into a ten year lease for the Crable facility and relocated its corporate headquarters to that facility in the fourth quarter of 1997. The completion of the Crable acquisition enabled the Company to initiate its restructuring plan. See, " -- Restructuring of Operations."

  1996.

     Effective August 2, 1996, the Company acquired certain assets and assumed certain liabilities of Plymouth Mills, Inc. ("Plymouth") for approximately $33.6 million. The acquisition provided access to proprietary and private label markets and strengthened the Company's sales, marketing and sourcing capabilities.

  1995.

     Effective December 1, 1995, a wholly-owned subsidiary of the Company, Brazos Embroidery, Inc. ("BEI"), acquired certain assets and assumed certain liabilities of Needleworks, Inc. ("Needleworks") for approximately $2.7 million. The acquisition of Needleworks, a contract embroidery operation, improved costs and quality control in the Company's embroidery product line.

     See Note 3 of the Notes to Consolidated Financial Statements for further information on these acquisitions (the "Acquisitions").

RESTRUCTURING OF OPERATIONS

     In the fourth quarter of 1997, the Company implemented a plan to reduce costs and improve operating efficiencies and recorded a one-time, pre-tax restructuring charge of approximately $5.7 million. The principal elements of the restructuring plan are the closure and consolidation of two manufacturing facilities into one existing facility and the divestiture of the Company's athletic uniform manufacturing business. The restructuring, which will result in an elimination of approximately 250 administrative staff and manufacturing positions, will be completed by the middle of 1998 and is expected to reduce operating costs by $4.5 million annually. However, management believes that its gross margins and operating expenses may be negatively impacted by the implementation of the restructuring plan during the first quarter of 1998. See
Note 1(b) of the Notes to Consolidated Financial Statements for further discussion of the Company's restructuring of operations.

     The Company is also realigning its sales, mechanising and management structure to coincide with its major product categories -- licensed products, branded products, wholesale distribution, and contract services. Further, the Company is establishing a centralized product sourcing operation to coordinate the procurement of garments for all divisions.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the components of Brazos' statements of operations expressed as a percentage of net sales on a historical basis.

                                                       FISCAL YEAR ENDED
                                        -----------------------------------------------
                                        DECEMBER 27,     DECEMBER 28,     DECEMBER 30,
                                            1997             1996             1995
                                        -------------    -------------    -------------
Net sales ...........................       100.0%           100.0%           100.0%
Cost of goods sold...................        74.6             75.5             81.3
                                        -------------    -------------    -------------
       Gross profit..................        25.4             24.5             18.7
Operating expenses...................        20.8             19.2             19.5
Restructuring charge.................         2.0           --               --
                                        -------------    -------------    -------------
       Operating income (loss).......         2.6              5.3              (.8)
Other expense (income)...............
       Interest expense..............         3.5              2.6              2.8
       Other, net....................      --                  (.1)          --
                                        -------------    -------------    -------------
Net income (loss) before income taxes
  and extraordinary item.............         (.9)             2.8             (3.6)
Income tax provision (benefit).......         (.3)              .5              (.3)
                                        -------------    -------------    -------------
Net income (loss) before
extraordinary item...................         (.7)             2.4             (3.4)
Extraordinary gain (loss) on
extinguishment of debt...............         (.1)          --                   .4
                                        -------------    -------------    -------------
Net income (loss)....................         (.7)%            2.4%            (3.0)%
                                        =============    =============    =============

FISCAL YEAR ENDED DECEMBER 27, 1997 COMPARED WITH FISCAL YEAR ENDED DECEMBER 28, 1996

     Brazos' net sales increased $115.0 million, or 67.9%, from $169.5 million in 1996 to $284.5 million in 1997. This increase was attributable to the four acquisitions completed by the Company during the year. Acquisitions contributed $125.8 million of sales during the period. Excluding Acquisitions during the period, sales declined $10.8 million, or 6.3%, principally as a result of a decrease in licensed apparel sales, partially offset by an increase in wholesale distribution sales.

     The Company's gross profit increased $30.7 million, or 73.9%, from $41.5 million in 1996 to $72.2 million in 1997, primarily due to the increase in sales attributable to the Acquisitions during the period. Overall gross margin as a percentage of net sales increased to 25.4% in 1997 from 24.5% in 1996, primarily as a result of a more favorable sales mix of higher margin screen-printed products compared to lower margin undecorated products.

     Operating expenses increased $32.1 million, or 98.7%, from $32.5 million in 1996 to $64.7 million in 1997. The increase in operating expenses was directly attributable to the Acquisitions during the period, which added $25.1 million for the period, as well as a one-time restructuring charge of $5.7 million in the fourth quarter of 1997. Excluding the restructuring charge, as a percentage of net sales, operating expenses increased from 19.2% in 1996 to 20.8% in 1997. The increase in operating expenses resulted primarily from an increase in bad debt expense attributable to the Chapter 11 reorganization of several customers, an increase in royalty rates on licensed product sales and an increase in professional fees directly attributable to the Acquisitions during the year. These increases were partially offset by reduced commission expense.

     Interest expense increased $5.7 million, or 130.7%, from $4.3 million in 1996 to $10.0 million in 1997, primarily due to increased borrowings resulting from issuance of the Notes.

     The Company's tax benefit in 1997 is approximately 28% of pre-tax losses, which is lower than the Company's statutory tax rate due to non-deductible goodwill amortization and pension plan costs recorded in 1997. In 1996, income tax expense was partially offset by the reversal of a valuation allowance on the Company's net deferred tax assets, most of which related to a net operating loss carryforward.

     During the current period, a portion of the proceeds from the Notes were used to repay subordinated debt that was issued at a discount in connection with the Plymouth acquisition. The Company expensed the unamortized discount associated with the early extinguishment of a $3.5 million note with a carrying amount of $3.2 million. The extraordinary loss was $0.3 million before income taxes, and $0.2 million net of taxes.

FISCAL YEAR ENDED DECEMBER 28, 1996 COMPARED WITH FISCAL YEAR ENDED DECEMBER 30, 1995

     Brazos' net sales increased approximately $38.4 million, or 29.3%, from $131.0 million in 1995 to $169.5 million in 1996. The acquisition of Plymouth on August 2, 1996 contributed $14.8 million of sales during this period. Excluding Plymouth, net sales increased $23.6 million primarily as a result of increased customer demand for Mickey Mouse and Winnie the Pooh products.

     The Company's gross profit increased $17.0 million, or 69.7%, from $24.4 million in 1995 to $41.5 million in 1996, principally as a result of the increase in decorated product sales. Overall gross margin increased to 24.5% in 1996 from 18.7% in 1995, primarily as a result of: (i) increased sales volume, which resulted in improved operating efficiencies; (ii) improved sourcing and manufacturing, which resulted in lower cost of goods sold as a percent of net sales; (iii) improved pricing for Brazos' imported fleece product line; and (iv) reduced embroidery production costs as a result of Brazos' acquisition of Needleworks.

     Operating expenses increased $7.0 million, or 27.4%, from $25.5 million in 1995 to $32.5 million in 1996. The increase resulted principally from higher commission and royalty expense due to increased decorated product sales and additional administrative costs as a result of the Needleworks and Plymouth acquisitions. Additionally, in 1996 Brazos recorded increased compensation expense pursuant to its incentive compensation plan. As a percentage of net sales, operating expenses decreased from 19.5% in 1995 to 19.2% in 1996.

     Interest expense increased $0.6 million, or 17.2%, from $3.7 million in 1995 to $4.3 million in 1996, primarily as a result of increased borrowings under Brazos' credit facility to fund its increased working capital requirements and borrowings incurred in connection with the Plymouth acquisition.

     Income tax expense of $0.8 million was recorded in 1996 which reflects the reversal of a valuation allowance on the Company's net deferred tax assets, most of which is related to net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     Brazos has financed its acquisitions and sales growth through borrowings under its bank lines of credit, private placements of debt and equity securities, seller financing and operating cash flow. The Company's cash requirements consist of its general working capital needs, capital expenditures, and obligations under its leases.

     On July 2, 1997, Brazos completed the sale of $100 million of 10.5% Senior Notes due 2007. The Notes were issued at a discount of $0.8 million. The net proceeds of the Notes were used to pay the cash portion of the aggregate purchase price of the Morning Sun and Premier acquisitions and to repay certain outstanding and assumed indebtedness. Interest on the Notes is payable semi-annually on January 1 and July 1 of each year, which payments commenced January 1, 1998. The Notes contain certain covenants, including covenants restricting the Company from incurring certain additional indebtedness and consummating mergers, consolidations and sales of assets. At any time prior to July 1, 2000, Brazos may redeem up to 35% of the aggregate principal amount of the Notes originally issued with the net proceeds of one or more public equity offerings, at a redemption price of 110.5% of the principal amount thereof. In addition, on or after July 1, 2002, Brazos may redeem at its option, in whole or in part, at various premiums depending on when the redemption occurs, any or all of the Notes outstanding.

     On July 2, 1997, the Company entered into a Third Amended and Restated Loan and Security Agreement with its primary lender, which makes a revolving line of credit (the "Credit Facility") available to its principal operating subsidiary, Brazos, Inc. (the "Borrower"), in an aggregate principal amount of up to $50.0 million, subject to collateral limitations. Advances under this line are based on a percentage of the Borrower's inventory and receivables and various other reserves established from time to time by the lenders. Interest on the line of credit is payable at prime plus .25% or the Eurodollar base rate plus 2.00%. The Credit Facility includes certain covenants applicable to the Borrower, including requirements that the Borrower comply with certain financial ratios. The Credit Facility has an initial term of three years, subject to extension, and borrowings under the Credit Facility are guaranteed by the Company. On September 29, 1997, in connection with the Crable acquisition, the Borrower amended the Credit Facility to provide a revolving line of credit in an aggregate principal amount of up to $70.0 million, subject to collateral limitations. Interest on the line of credit was reduced to prime plus .25% or the Eurodollar base rate plus 1.75%. Under the amended Credit Facility, as of December 27, 1997 Brazos had an aggregate borrowing base under its line of credit of $65.9 million, based on existing collateral. Of its borrowing base, $34.4 million remained unused at December 27, 1997.

     Management believes that funds available under its principal credit facility, together with cash generated from operations, will be sufficient to meet the Company's anticipated cash requirements for the foreseeable future.

FISCAL YEAR ENDED DECEMBER 27, 1997 COMPARED WITH FISCAL YEAR ENDED DECEMBER 28, 1996

     Brazos used $4.6 million of cash from operating activities in 1997 versus cash provided by operating activities in 1996 of $6.1 million. Contributing to the use of cash in 1997 were: (i) a net loss of approximately $2.1 million; and
(ii) working capital investments of $5.7 million, offset by depreciation and amortization of $3.8 million.

     Brazos invested $49.1 million of cash in 1997 to acquire Sun, Morning Sun, Premier and Crable and $20.3 million of cash in 1996 to acquire Plymouth Mills. The Company incurred capital expenditures net of disposals of $2.0 million in 1997 and $1.1 million in 1996.

     Financing activities provided net cash of $57.8 million in 1997 principally through the issuance of $99.2 million of Notes. Proceeds from the Notes were used to repay a portion of the Company's existing credit facility, existing subordinated debt and deferred financing costs associated with the issuance of the Notes. Additional proceeds were acquired through the issuance of $2.0 million in preferred stock with detachable common stock purchase warrants. In 1996, net borrowings of debt amounted to $15.1 million.

FISCAL YEAR ENDED DECEMBER 28, 1996 COMPARED WITH FISCAL YEAR ENDED DECEMBER 30, 1995

     Net cash provided by the Company's operating activities in 1996 and 1995 were $6.1 million and $0.7 million, respectively. Principal working capital changes in 1996 included a $4.3 million decrease in inventory, a $1.0 million increase in prepaid expenses, a $0.8 million increase in other non-current assets and a $2.0 million decrease in accounts payable and accrued liabilities.

     Net cash used by the Company's investing activities was $21.4 million and $0.5 million during 1996 and 1995, respectively. Brazos' investing activities during 1996 included $20.3 million utilized in the acquisition of Plymouth and $1.1 million of capital expenditures.

     Net cash generated by the Company's financing activities was $15.1 million and $0.4 million in 1996 and 1995, respectively. Net cash provided by financing activities in 1996 primarily included $12.6 million of net borrowings and $2.5 million for the sale of preferred stock with detachable common stock purchase warrants. Net cash provided by financing activities in 1995 principally related to net borrowings of $0.4 million.

YEAR 2000

     The Company expects its financial systems to become Year 2000 compliant during the second quarter of 1998. The Company has not completed an assessment of its current operating systems. However, in 1997 the Company began the implementation of a new operating software package as part of a reorganization and consolidation of the Company's numerous operating systems. The software package being implemented is Year 2000 compliant. The Company is implementing the new software in phases and expects the process to be complete by the end of the second quarter of fiscal 1999. In addition, the Company has not completed an assessment of the effects on the Company of Year 2000 issues at third party suppliers, vendors and customers.

SEASONALITY

     The Company's sales levels are generally higher in the second and third quarters of each year. During these periods, spring, summer, back-to-school and pre-holiday season products are produced and sold. The Company expects that the seasonal nature of apparel sales will continue in future periods.

                INFORMATION REGARDING FORWARD LOOKING STATEMENTS

     This Annual Report on Form10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that such expectations will be achieved. Other factors could cause actual results to differ materially from those in the forward-looking statements herein.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company, together with the report thereon by Arthur Andersen LLP dated March 23, 1998, including the information required by Item 302 of Regulation S-K, are set forth on pages F-1 through F-25 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

     Part III (Items 10 through 13) is omitted since the Company expects to file with the Securities and Exchange Commission within 120 days following December 27, 1997, definitive proxy materials pursuant to Regulation 14A under the Securities Exchange Act of 1934 involving the annual election of directors and certain other matters. If for any reason such a statement is not so filed, this Report will be appropriately amended.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (A)(1) AND (2)  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

     See financial statements at pages F-1 to F-25

     (A)(3)  EXHIBITS

      EXHIBIT NO.                                                DESCRIPTION
------------------------  ------------------------------------------------------------------------------------------
           2.1       --   Agreement and Plan of Merger ("Merger Agreement") dated as of November 13, 1996, as amended, by and between the Registrant and BSI Holdings, Inc. (filed as an appendix to
                          Form S-4 Registration Statement (No. 333-17871) and incorporated herein by reference.)

           2.2       --   Plan and Agreement of Merger with respect to reincorporation in Delaware (filed as an appendix to Form S-4 Registration Statement (No. 333-17871) and incorporated herein by reference.)

           3.1       --   Amended and Restated Certificate of Incorporation of the Registrant (filed as an exhibit to Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

           3.2       --   Certificate of Amendment to Restated Certificate of Incorporation (filed as an exhibit to
                          Form 10-Q for the quarter ended September 27, 1997 and incorporated herein by reference).

           3.3       --   Certificate of Amendment of Certificate of Incorporation (filed as Exhibit A to Definitive
                          Information Statement of the Registrant dated August 25, 1997).

           3.4       --   Bylaws of the Registrant, as amended (filed as an exhibit to Form 10-K for the year ended
                          December 31, 1996 and incorporated herein by reference).

           4.1       --   See Exhibits 3.1, 3.2, 3.3 and 3.4 for provisions of the Certificate of Incorporation and
                          Bylaws of the Registrant defining the rights of holders of common and preferred stock.

          10.1       --   Brazos Sportswear, Inc. 1997 Incentive Plan, (filed as Appendix A to Definitive Proxy
                          Statement of the Registrant dated August 29, 1997).

          10.2       --   Annual Incentive Compensation Plan -- Brazos, Inc. (filed as an exhibit to
                          Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

          10.3       --   Employment Agreement dated October 1, 1996, between Brazos, Inc. and J. Ford Taylor (filed as an exhibit to Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

          10.4       --   Employment Agreement dated October 1, 1996, between Brazos, Inc. and F. Clayton Chambers
                          (filed as an exhibit to Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

         *10.5       --   Employment Agreement dated July 2, 1997 between Morning Sun, Inc. and Robert C. Klein
                          (filed as an exhibit to Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

          10.6       --   Asset Purchase Agreement dated August 2, 1996, with respect to acquisition of Plymouth
                          Mills, Inc.

          10.7       --   Stock Purchase Agreement with respect to the acquisition of capital stock of Morning Sun,
                          Inc. (formerly, SolarCo., Inc.) (filed as an exhibit to Form 8-K filed July 16, 1997 and incorporated herein by reference).

          10.8       --   Asset Purchase Agreement with respect to the acquisition of assets of Premier Sports
                          Group, Inc. (filed as an exhibit to Form 8-K filed July 16, 1997 and incorporated herein by reference).

          10.9       --   Asset Purchase Agreement with respect to acquisition of assets of CS Crable Sportswear,
                          Inc. (filed as an exhibit to Form 8-K filed October 14, 1997 and incorporated herein by reference).

      EXHIBIT NO.                                                DESCRIPTION
------------------------  ------------------------------------------------------------------------------------------
         *10.10      --   Third Amended and Restated Loan and Security Agreement dated July 2, 1997, as amended, by and between Brazos, Inc., The First National Bank of Boston and Fleet Capital.

          10.11      --   First Amendment to Third Amended and Restated Loan Agreement dated September 29, 1997
                          (filed as an exhibit to Form 8-K filed October 14, 1997 and incorporated herein by reference).

          10.12      --   Loan Agreement assumed by Brazos Embroidery, Inc. (filed as an exhibit to Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

          10.13      --   Indenture dated July 2, 1997 relating to Senior Notes between the Company and Norwest Bank
                          Minnesota, National Association (filed as an exhibit to Registration Statement on Form S-4
                          (333-31345) and incorporated herein by reference).

          10.14      --   Registration Rights Agreement with respect to the Senior Notes among the Company and
                          Dillon Read & Co. Inc. and SBC Warburg Inc. (filed as an exhibit to Registration Statement on Form S-4 (333-31345) and incorporated herein by reference).

         *21.1       --   Subsidiaries of the Registrant.

         *23.1       --   Consent of Arthur Andersen LLP.

         *27.1       --   Financial Data Schedule.

------------
* Filed herewith.

     (B)  REPORTS ON FORM 8-K

     (1) Form 8-K filed October 14, 1997 with respect to the acquisition of the assets of CS Crable Sportswear, Inc. ("Crable").

     (2) Form 8-K/A-1 filed December 15, 1997, with respect to financial statements required to be filed in connection with the acquisition of the Crable assets.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 26TH DAY OF MARCH, 1998.

                                          BRAZOS SPORTSWEAR, INC.

                                          BY /S/ J. FORD TAYLOR, PRESIDENT AND
                                                    CHIEF EXECUTIVE OFFICER

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES INDICATED ON THE 26TH DAY OF MARCH, 1998.

        SIGNATURE                             TITLE
-----------------------------------------------------------------------------
/S/ RANDALL B. HALE              Director and Chairman of the Board

/S/ J. FORD TAYLOR               Director, President and Chief
                                 Executive Officer

/S/ F. CLAYTON CHAMBERS          Director and Principal Financial Officer

/S/ MICHAEL S. CHADWICK          Director


/S/ NOLAN LEHMANN                Director

____________________             Director
    Alan Elenson

/S/ STEVEN P. RATTERMAN          Controller and Principal Accounting Officer

                    BRAZOS SPORTSWEAR, INC. AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE
Report of Independent Public Accountants ................................. F-2

Consolidated Balance Sheets as of December 27, 1997 and December 28, 1996  F-3

Consolidated Statements of Operations for the Years ended December 27,
  1997, December 28, 1996 and December 30, 1995 .......................... F-5

Consolidated Statements of Shareholders' Equity (Deficit) for the Years
  Ended December 27, 1997, December 28, 1996 and December 30,
  1995 ................................................................... F-6

Consolidated Statements of Cash Flows for the Years Ended December 27,
  1997, December 28, 1996 and December 30, 1995 .......................... F-7

Notes to Consolidated Financial Statements ............................... F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Brazos Sportswear, Inc.:

     We have audited the accompanying consolidated balance sheets of Brazos Sportswear, Inc. (a Delaware corporation) and subsidiaries as of December 27, 1997 and December 28, 1996 and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years ended December 27, 1997, December 28, 1996 and December 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brazos Sportswear, Inc. and subsidiaries as of December 27, 1997 and December 28, 1996, and the results of their operations and their cash flows for the years ended December 27, 1997, December 28, 1996 and December 30, 1995 in conformity with generally accepted accounting principles.

                                                         ARTHUR ANDERSEN LLP

Cincinnati, Ohio
March 23, 1998

                    BRAZOS SPORTSWEAR, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                 AS OF DECEMBER 27, 1997 AND DECEMBER 28, 1996
                             (DOLLARS IN THOUSANDS)

                                          1997       1996
                                       ----------  ---------
               ASSETS
CURRENT ASSETS:
     Cash............................  $    2,679  $     561
     Accounts receivable, net of
      allowance for doubtful accounts
      of $7,930 and $2,760,
      respectively (Note 4)..........      41,989     22,118
     Inventory (Notes 2(e) and 4)....      55,551     25,338
     Prepaid expenses................       8,861      1,786
     Income tax receivable...........       2,841     --
     Deferred tax assets (Note 5)....       4,649      1,797
                                       ----------  ---------
          Total current assets.......     116,570     51,600
                                       ----------  ---------
PROPERTY, PLANT AND EQUIPMENT, at
  cost (Notes 2(f) and 4):
     Land............................          90         90
     Buildings.......................         687        670
     Leasehold improvements..........       1,523        300
     Machinery and equipment.........      10,055      6,168
     Office furniture, fixtures and
      equipment......................       4,609      2,823
     Construction in progress........       1,593        154
                                       ----------  ---------
                                           18,557     10,205
     Less -- accumulated
      depreciation...................      (5,221)    (3,332)
                                       ----------  ---------
                                           13,336      6,873
                                       ----------  ---------
INTANGIBLE ASSETS (Note 2(g)):
     Costs in excess of fair value of
      assets acquired................      50,869     21,476
     Less -- accumulated
      amortization...................      (1,655)      (653)
                                       ----------  ---------
                                           49,214     20,823
                                       ----------  ---------
     Other...........................       7,661      3,357
     Less -- accumulated
      amortization...................      (1,740)      (911)
                                       ----------  ---------
                                            5,921      2,446
                                       ----------  ---------
          Total intangible assets....      55,135     23,269
                                       ----------  ---------
OTHER ASSETS.........................         269        940
                                       ----------  ---------
                                       $  185,310  $  82,682
                                       ==========  =========

       The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                    BRAZOS SPORTSWEAR, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                 AS OF DECEMBER 27, 1997 AND DECEMBER 28, 1996
                             (DOLLARS IN THOUSANDS)

                                             1997       1996
                                          ----------  ---------
  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Borrowings pursuant to revolving
      credit agreement (Note 4).........  $   31,504  $  23,524
     Current portion of other debt (Note
      4)................................         947      3,419
     Payable to former owners of
      businesses acquired (Note 3)......       1,161      2,950
     Accounts payable...................      13,902      9,998
     Current portion of accrued
      restructuring charge (Note 1
      (b))..............................       2,910     --
     Accrued liabilities................      12,905      7,042
                                          ----------  ---------
          Total current liabilities.....      63,329     46,933
                                          ----------  ---------
LONG-TERM OBLIGATIONS -- LESS SCHEDULED
  MATURITIES (Note 4):
     Borrowings pursuant to revolving
      credit agreement..................      --          8,800
     Senior notes payable...............      99,277     --
     Notes payable......................      --             41
     Subordinated debt due to related
      parties...........................       1,500     13,590
     Capital lease liability............         795      1,175
                                          ----------  ---------
          Total long-term obligations...     101,572     23,606
                                          ----------  ---------
DEFERRED INCOME TAXES PAYABLE (Note
  5)....................................       1,141        934
ACCRUED RESTRUCTURING CHARGE (Note 1
  (b))..................................       1,674     --
OTHER LIABILITIES.......................         362        367
MANDATORILY REDEEMABLE PREFERRED STOCK
  (Note 7)..............................      --          7,613
MANDATORILY REDEEMABLE CONVERTIBLE
  PREFERRED STOCK (Note 7)..............       8,577     --
COMMITMENTS AND CONTINGENCIES (Note 9)
SHAREHOLDERS' EQUITY (Note 6):
     Common stock, $.001 par value,
      15,000,000 shares authorized and
      4,412,655 and 3,676,008 shares
      issued and outstanding at December
      27, 1997 and December 28, 1996,
      respectively......................           4          5
     Additional paid-in capital.........      11,312      2,927
     Retained earnings (deficit)........      (2,661)       297
                                          ----------  ---------
          Total shareholders' equity....       8,655      3,229
                                          ----------  ---------
                                          $  185,310  $  82,682
                                          ==========  =========

       The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                    BRAZOS SPORTSWEAR, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE YEARS ENDED DECEMBER 27, 1997, DECEMBER 28, 1996
                             AND DECEMBER 30, 1995
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                             1997         1996         1995
                                          -----------  -----------  -----------
NET SALES...............................  $   284,487  $   169,452  $   131,020
COST OF GOODS SOLD......................      212,334      127,971      106,576
                                          -----------  -----------  -----------
          Gross profit..................       72,153       41,481       24,444
OPERATING EXPENSES:
     Selling, general and administrative
       expenses.........................       57,162       31,849       25,264
     Restructuring charge (Note 1
       (b)).............................        5,651      --           --
     Amortization of intangible assets
       and non-compete payments.........        1,852          699          285
                                          -----------  -----------  -----------
          Total operating expenses......       64,665       32,548       25,549
          Operating income (loss).......        7,488        8,933       (1,105)
OTHER EXPENSE (INCOME):
     Interest expense...................        9,996        4,332        3,695
     Other, net.........................           84         (220)         (22)
                                          -----------  -----------  -----------
          Income (loss) before provision
             (credit) for income taxes
             and extraordinary item.....       (2,592)       4,821       (4,778)
PROVISION (CREDIT) FOR INCOME TAXES
  (Note 5)..............................         (731)         789         (338)
                                          -----------  -----------  -----------
          Net income (loss) before
             extraordinary item.........       (1,861)       4,032       (4,440)
EXTRAORDINARY ITEM:
     Gain (loss) on extinguishment of
       debt, net of income tax benefit
       of $128 in 1997 (Note 4).........         (192)     --               500
                                          -----------  -----------  -----------
          Net income (loss).............       (2,053)       4,032       (3,940)
DIVIDENDS AND ACCRETION ON PREFERRED
  STOCK (Note 7)........................          905          245      --
                                          -----------  -----------  -----------
     Net income (loss) available for
       common shareholders..............  $    (2,958) $     3,787  $    (3,940)
                                          ===========  ===========  ===========
PER SHARE DATA:
BASIC EARNINGS PER SHARE (Note 2 (i))
     Earnings (loss) per share..........  $      (.70) $      1.54  $     (1.95)
                                          ===========  ===========  ===========
     Weighted average shares
       outstanding......................    4,226,416    2,466,025    2,015,719
                                          ===========  ===========  ===========
DILUTED EARNINGS PER SHARE (Note 2 (i))
     Earnings (loss) per share..........  $      (.70) $      1.15  $     (1.95)
                                          ===========  ===========  ===========
     Weighted average shares
       outstanding......................    4,226,416    3,300,248    2,015,719
                                          ===========  ===========  ===========

       The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                    BRAZOS SPORTSWEAR, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
            FOR THE YEARS ENDED DECEMBER 27, 1997, DECEMBER 28, 1996
                             AND DECEMBER 30, 1995
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                            NOTES           TOTAL
                                           COMMON STOCK        ADDITIONAL    RETAINED     RECEIVABLE    SHAREHOLDERS'
                                       --------------------     PAID-IN      EARNINGS        FROM           EQUITY
                                         SHARES      AMOUNT     CAPITAL      (DEFICIT)   SHAREHOLDERS     (DEFICIT)
                                       -----------   ------    ----------    ---------   ------------   --------------
BALANCES AT DECEMBER 31, 1994........    2,015,718    $  3      $  2,860      $    450      $  (92)        $  3,221
     Payments received from
       shareholders..................      --         --          --            --              30               30
     Net loss........................      --         --          --            (3,940)     --               (3,940)
                                       -----------   ------    ----------    ---------   ------------   --------------
BALANCES AT DECEMBER 30, 1995........    2,015,718       3         2,860        (3,490)        (62)            (689)
     Stock purchase warrants
       issued........................      --         --             815        --          --                  815
     Conversion of warrants to common
       stock.........................    1,660,290       2        --            --          --                    2
     Payments received from
       shareholders..................      --         --          --            --              62               62
     Loss on conversion of
       subordinated debt.............      --         --            (738)       --          --                 (738)
     Redeemable preferred stock
       issuance costs................      --         --             (10)       --          --                  (10)
     Accretion of redeemable
       preferred stock...............      --         --          --               (28)     --                  (28)
     Payment of PIK dividends (Note
       7)............................      --         --          --              (217)     --                 (217)
     Net income......................      --         --          --             4,032      --                4,032
                                       -----------   ------    ----------    ---------   ------------   --------------
BALANCES AT DECEMBER 28, 1996........    3,676,008       5         2,927           297      --                3,229
     Stock purchase warrants
       issued........................      --         --           1,044        --          --                1,044
     Conversion of warrants to common
       stock.........................       55,248       1            99        --          --                  100
     Accretion of redeemable
       preferred stock...............      --         --          --              (187)     --                 (187)
     Payment of PIK dividends (Note
       7)............................      --         --          --              (718)     --                 (718)
     Recapitalization as part of the
       Sun merger....................      587,900       6         6,461        --          --                6,467
     Change in par from $.01 to
       $.001.........................      --           (8)            8        --          --              --
     Issuance of stock for Morning
       Sun purchase..................       73,171    --             750        --          --                  750
     Exercise of stock options.......       20,328    --              23        --          --                   23
     Net loss........................      --         --          --            (2,053)     --               (2,053)
                                       -----------   ------    ----------    ---------   ------------   --------------
BALANCES AT DECEMBER 27, 1997........    4,412,655    $  4      $ 11,312      $ (2,661)     $--            $  8,655
                                       ===========   ======    ==========    =========   ============   ==============

       The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                    BRAZOS SPORTSWEAR, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED DECEMBER 27, 1997, DECEMBER 28, 1996
                             AND DECEMBER 30, 1995
                             (DOLLARS IN THOUSANDS)

                                         1997       1996       1995
                                       ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)..................  $  (2,053) $   4,032  $  (3,940)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities --
    Depreciation.....................      1,997      1,291        824
    Amortization of intangible
      assets.........................      1,852        699        253
    Loss (gain) on extinguishment of
      debt...........................        192     --           (500)
    Change in assets and liabilities,
     net of effects of acquisitions:
      Decrease (increase) in deferred
       income taxes...................    (1,158)      (863)        78
      Decrease (increase) in accounts
       receivable.....................    (2,729)        92       (614)
      Decrease in inventory............    1,613      4,328        906
      Decrease (increase) in prepaid
       expenses.......................    (3,237)      (985)       113
      Decrease in income tax
       receivable.....................       735        300         18
      Increase in other noncurrent
       assets........................       (952)      (755)       (20)
      Increase (decrease) in accounts
       payable and accrued
       liabilities....................      (905)    (1,991)     3,621
                                       ---------  ---------  ---------
         Net cash provided by (used
         in) operating activities....     (4,645)     6,148        739
                                       ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Sun Sportswear, Inc.,
    net of cash acquired.............     (4,613)    --         --
  Purchase of Plymouth Mills, Inc....     --        (20,256)    --
  Purchase of SolarCo, Inc., net of
    cash acquired....................    (29,198)    --         --
  Purchase of Premier Sports Group,
    Inc., net of cash acquired.......     (1,996)    --         --
  Purchase of CS Crable Sportswear,
    Inc..............................    (13,271)    --         --
  Purchases of property, plant and
    equipment, net...................     (1,988)    (1,137)      (518)
                                       ---------  ---------  ---------
         Net cash used in investing
           activities................    (51,066)   (21,393)      (518)
                                       ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of senior
    notes............................     99,277     --         --
  Borrowings pursuant to revolving
    credit agreement, net............    (11,233)     2,831      1,808
  Borrowings of long-term debt
    pursuant to credit agreement.....      1,000      9,568      1,000
  Repayments of long-term debt
    pursuant to credit agreement.....    (12,200)    (1,868)    (1,409)
  Proceeds from (repayments of)
    subordinated debt and stock
    purchase warrants................    (15,409)     3,500       (996)
  Repayment of capital lease
    obligations and industrial
    revenue bonds....................       (490)      (379)       (48)
  Payments made under non-compete
    agreements.......................       (157)       (84)    --
  Payments for deferred financing
    costs............................     (4,184)    (1,081)        (5)
  Payments received on notes
    receivable from shareholders.....     --             62         30
  Repayment of mandatorily redeemable
    preferred stock..................       (898)    --         --
  Issuance of common stock...........        123          2     --
  Issuance of preferred stock and
    related warrants.................      2,000      2,500     --
                                       ---------  ---------  ---------
         Net cash provided by
         financing activities........     57,829     15,051        380
                                       ---------  ---------  ---------
NET INCREASE (DECREASE) IN CASH......      2,118       (194)       601
CASH AT BEGINNING OF YEAR............        561        755        154
                                       ---------  ---------  ---------
CASH AT END OF YEAR..................  $   2,679  $     561  $     755
                                       =========  =========  =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid for interest.............  $   5,494  $   3,906  $   3,500
  Cash paid for income taxes (refunds
    received)........................      4,570       (258)      (453)
SUPPLEMENTAL DISCLOSURE OF NON-CASH
ACTIVITIES:
  Capital lease financing............     --            686        377
  Payments of PIK dividends..........        718        217     --
  Conversion of subordinated debt to
    preferred stock (Note 4).........     --          3,719     --

       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    BRAZOS SPORTSWEAR, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           DECEMBER 27, 1997, DECEMBER 28, 1996 AND DECEMBER 30, 1995

(1)  ORGANIZATION AND NATURE OF OPERATIONS --

     (a) ORGANIZATION AND NATURE OF OPERATIONS -- Brazos Sportswear, Inc. (the Company, formerly BSI Holdings, Inc. -- see Note 3(a)), a Delaware Corporation, is the parent company for two wholly-owned subsidiaries: Brazos, Inc., a Texas corporation, and Brazos Embroidery, Inc. (BEI), a Pennsylvania corporation.

     The Company designs, manufactures and markets sportswear for adults and children. Products manufactured and sold by the Company under license agreements include those decorated with classic cartoon characters and collegiate logos. The Company also markets sportswear decorated with its proprietary designs and creates garments under private labels of major retailers. In addition, the Company distributes undecorated garments to other imprinters of sportswear.

     The Company had net sales of $75 million and $53 million in 1997 and 1996, respectively, to two customers, and $29 million to a single customer in 1995. These amounts represented 26%, 31%, and 22% of total net sales during 1997, 1996 and 1995, respectively. The accompanying consolidated balance sheets include accounts receivable of $11.7 million and $5.4 million at December 27, 1997 and December 28, 1996, respectively, due from such customers.

     The three largest suppliers of blank garments to the Company represented approximately 39%, 39% and 59% of cost of goods sold included in the accompanying consolidated statements of operations during 1997, 1996 and 1995, respectively. Management believes that a loss of any single supplier would not significantly impact operations as alternative products are available from other sources.

     (b) RESTRUCTURING OF OPERATIONS -- In the fourth quarter of 1997, the Company adopted a plan to reduce costs and improve operating efficiencies and recorded a restructuring charge of approximately $5.7 million. The principal actions in the restructuring plan involve the closure and consolidation of two manufacturing facilities into one existing facility and the divestiture of the Company's athletic uniform manufacturing business. The restructuring, which will result in an elimination of approximately 250 administrative staff and manufacturing positions, will be completed by the middle of 1998.

     The major components of the restructuring charge including accrued balances as of December 27, 1997 are as follows:

             DESCRIPTION                EXPENSE      ACCRUAL
-------------------------------------   -------      -------
                                          (000'S OMITTED)
Severance and related costs..........   $ 1,044      $   336
Write-down of property, plant,
  equipment and other assets.........       254        --
Lease termination costs..............     3,598        3,598
Estimated loss on sale of athletic
  uniform business...................       550          550
Other................................       205          100
                                        -------      -------
                                        $ 5,651      $ 4,584
                                        =======      =======

     Severance and related costs shown above include an estimated curtailment charge of $345,000 related to termination of the Company's defined benefit pension plan. The defined benefit pension plan was terminated pursuant to the restructuring plan.

     During March 1998, the Company signed a letter of intent to sell its athletic uniform business. The Company estimated the loss on the sale of its athletic uniform business based on the difference between the anticipated sale price and the net assets being disposed plus estimated costs incurred to sell the business. This transaction is expected to close in the second quarter of 1998.

                    BRAZOS SPORTSWEAR, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(2)  SIGNIFICANT ACCOUNTING POLICIES --

     (a) PRINCIPLES OF CONSOLIDATION -- The accompanying consolidated financial statements include the accounts of the Company and its two wholly owned subsidiaries, Brazos, Inc. and BEI. All significant intercompany accounts and transactions have been eliminated.

     (b) MANAGEMENT'S USE OF ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (c) YEAR-END -- The Company used a 52-53 week accounting period ending on the last Saturday in December in fiscal years 1995 through 1997. Each year had 52 weeks. In 1998, the Company changed its year-end to a 52-53 week accounting period ending on the Saturday closest to December 31.

     (d) REVENUE RECOGNITION -- Sales are recognized when finished garments are shipped to customers from the Company's facilities.

     (e) INVENTORY -- The Company's inventories are stated at cost, which is not in excess of market utilizing both the last-in, first-out (LIFO) method and the first-in, first-out (FIFO) method depending on the specific division location.

     The following is a summary of inventories at year-end, by costing method (in thousands):

INVENTORY CATEGORY                         METHOD     1997       1996
----------------------------------------   ------   ---------  ---------
Raw materials...........................    LIFO    $   3,605  $   3,012
Finished goods..........................    LIFO       12,725     10,595
                                                    ---------  ---------
                                                       16,330     13,607
Less -- LIFO reserve....................                 (182)      (182)
                                                    ---------  ---------
     Total LIFO.........................               16,148     13,425
                                                    ---------  ---------
Raw materials...........................    FIFO       24,663      8,272
Work in process.........................    FIFO        5,926        150
Finished goods..........................    FIFO        8,814      3,491
                                                    ---------  ---------
     Total FIFO.........................               39,403     11,913
                                                    ---------  ---------
     Total inventory....................            $  55,551  $  25,338
                                                    =========  =========

     For financial statement purposes, the Company follows the specific identification method whereby LIFO is determined on an item-by-item basis. For federal income tax reporting purposes, LIFO is determined utilizing the dollar-value method using one homogenous pool. For federal income tax reporting purposes, the Company's LIFO inventories were as follows (in thousands):

                                                      1997       1996
                                                    ---------  ---------
Tax LIFO cost....................................   $  15,662  $  12,710
Book LIFO cost...................................      16,148     13,425

     Cost of goods sold reflect LIFO credits of $49,000 in 1996 and a charge of $36,000 in 1995. In 1997, LIFO did not have an effect on cost of goods sold.

     (f) PROPERTY, PLANT AND EQUIPMENT -- Property, plant and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the respective assets using the straight-line method. Expenditures for additions, major renewals and betterments are capitalized, and expenditures for maintenance and repairs are charged against income as incurred. When properties are retired or otherwise disposed

                    BRAZOS SPORTSWEAR, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED) of, the cost thereof and the applicable accumulated depreciation are removed from the respective accounts and the resulting gain or loss is reflected in the consolidated statements of operations.

     The estimated useful life for each of the major asset categories is as follows:

Land....................................       --
Buildings...............................     39 years
Leasehold improvements..................    3-7 years
Machinery and equipment.................    3-7 years
Office furniture, fixtures, and
  equipment.............................    5-7 years

     (g) INTANGIBLE ASSETS -- Amounts paid in excess of the fair value of the tangible net assets acquired are being amortized over periods ranging from 15 to 40 years using the straight-line method.

     Other intangible assets at December 27, 1997 and December 28, 1996 include non-compete agreements, deferred financing costs, licenses and copyrights. The costs of non-compete agreements are being amortized over the respective lives of the agreements (five years) using the straight-line method. The deferred financing costs are being amortized over the life of the credit facility to which they relate using a method which approximates the effective interest method. The costs of licenses are being amortized over a period of 15 years using the straight-line method. The costs of copyrights are being amortized over a period of 40 years using the straight-line method.

     The Company regularly evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of long-lived and intangible assets acquired may warrant revisions or that the remaining balance of such costs may not be recoverable, utilizing undiscounted future cash flows.

     (h) ADVERTISING -- The Company expenses the production cost of advertising the first time the advertising takes place, except for direct-response advertising which is capitalized and amortized over its expected period of future benefits.

     Direct-response advertising consists primarily of catalogues that include order phone numbers for the Company's products. The capitalized costs of advertising are amortized over the year to which the catalogue relates.

     At December 27, 1997 and December 28, 1996, $124,000 and $107,000,
respectively, of advertising was reported as an asset. Advertising expense was approximately $1,019,000, $645,000 and $930,000, in 1997, 1996 and 1995,
respectively.

     (i) EARNINGS (LOSS) PER SHARE -- In 1997, the Company adopted SFAS No. 128, "Earnings per Share," effective December 15, 1997. As a result, the Company's reported earnings per share for 1996 and 1995 were restated. The effect of this accounting change on previously reported earnings per share (EPS) data is as follows:

                                         1996       1995
                                       ---------  ---------
Per share amounts
  Primary EPS as reported............  $     .90  $   (1.30)
  Effect of SFAS No. 128.............        .64       (.65)
                                       ---------  ---------
  Basic EPS as restated..............  $    1.54  $   (1.95)
                                       =========  =========
  Fully diluted EPS as reported......  $  --      $  --
  Effect of SFAS No. 128.............       1.15     --
                                       ---------  ---------
  Diluted EPS as restated............  $    1.15  $  --
                                       =========  =========

                    BRAZOS SPORTSWEAR, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Basic earnings per share were computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share for 1996 includes the dilutive effect of options and warrants to purchase the Company's common stock, using the treasury stock method. There were no anti-dilutive options or warrants in 1996. Diluted earnings per share for 1997 and 1995 are equal to basic earnings per share because of the loss periods. Therefore, all options and warrants are excluded from the dilutive calculations.

                                           FOR THE YEAR ENDED DECEMBER 27, 1997
                                        ------------------------------------------
                                                                         PER-SHARE
                                             INCOME          SHARES       AMOUNT
                                        ----------------   -----------   ---------
                                        (000'S OMITTED)
Net loss before extraordinary item...       $ (1,861)
  Less: dividends and accretion on
     preferred stock.................           (905)
                                        ----------------
Basic and Diluted Earnings per Share
Loss available to common shareholders
  before extraordinary item..........         (2,766)        4,226,416    $  (.66)
Extraordinary loss...................           (192)                        (.04)
                                        ----------------                 ---------
Loss available to common
  shareholders.......................       $ (2,958)        4,226,416    $  (.70)
                                        ================   ===========   =========

                                           FOR THE YEAR ENDED DECEMBER 28, 1996
                                        ------------------------------------------
                                                                         PER-SHARE
                                             INCOME          SHARES       AMOUNT
                                        ----------------   -----------   ---------
                                        (000'S OMITTED)
Net Income...........................       $  4,032
Less: dividends and accretion on
  preferred stock....................           (245)
                                        ----------------
Basic Earnings per Share
Income available to common
  shareholders.......................          3,787         2,466,025    $  1.54
                                        ----------------   -----------   ---------
Effect of Dilutive Securities
  Options............................                          115,852
  Warrants...........................                          718,371
                                                           -----------
Diluted Earnings per Share
Income available to common
  shareholders plus assumed
  exercises..........................       $  3,787         3,300,248    $  1.15
                                        ================   ===========   =========

                                           FOR THE YEAR ENDED DECEMBER 30, 1995
                                        ------------------------------------------
                                                                         PER-SHARE
                                             INCOME          SHARES       AMOUNT
                                        ----------------   -----------   ---------
                                        (000'S OMITTED)
Net Loss before extraordinary item...       $ (4,440)
Basic and Diluted Earnings per Share
Loss available to common shareholders
  before extraordinary item..........         (4,440)        2,015,719    $ (2.20)
Extraordinary gain...................            500                          .25
                                        ----------------                 ---------
Loss available to common
  shareholders.......................       $ (3,940)        2,015,719    $ (1.95)
                                        ================   ===========   =========

     Earnings (loss) per share for all periods has also been computed in accordance with Securities and Exchange Commission Staff Accounting Bulletin No.
98. There were no nominal shares issued as defined by SAB No. 98.

                    BRAZOS SPORTSWEAR, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     All share and per share information included in the accompanying consolidated financial statements has been retroactively restated for all periods presented to reflect a 37.912252-for-1 stock split and 1-for-5 reverse stock split pursuant to the merger with Sun Sportswear, Inc. (See Note 3(a))

     (j) NEW ACCOUNTING PRONOUNCEMENTS -- In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS No. 130), which requires that comprehensive income and the associated income tax expense or benefit be reported in a financial statement with the same prominence as other financial statements with an aggregate amount of comprehensive income reported in that same financial statement. SFAS No. 130 permits the statement of changes in shareholders' equity to be used to meet this requirement. "Other Comprehensive Income" refers to revenues, expenses, gains and losses that under GAAP are included in comprehensive income but bypass net income. The Company intends to adopt SFAS No. 130 in the first quarter of fiscal 1998. The Company anticipates that adoption of SFAS No. 130 may expand or modify disclosures but will not have an impact on reported consolidated financial position, results of operations or cash flows.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131), which requires disclosures for each segment in which the chief operating decision maker organizes these segments within a company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure and any manner in which management disaggregates a company. The Company intends to adopt SFAS No. 131 in 1998. The Company anticipates that adoption of SFAS No. 131 will expand disclosures but will not have an impact on reported consolidated financial position, results of operations or cash flows.

     (k) RECLASSIFICATIONS -- Certain amounts in the 1996 consolidated financial statements have been reclassified to conform to the 1997 presentation.

(3)  MERGERS AND ACQUISITIONS --

     During 1997 and 1996, the Company made the following acquisitions, all of which have been accounted for as purchases. The results of operations of each acquisition are included in the Company's consolidated results of operations from the effective date of each acquisition.

     (a) SUN SPORTSWEAR, INC. ("SUN") -- Effective March 14, 1997, BSI Holdings, Inc. (Holdings) consummated a merger (the Merger) with Sun whereby the Shareholders of Holdings acquired an 86% ownership interest in Sun. The Merger has been accounted for as a reverse acquisition with Sun being the surviving legal entity and Holdings being the acquiror for accounting purposes. Concurrent with the Merger, Sun was reincorporated in the State of Delaware under the name Brazos Sportswear, Inc.

     The purchase price of approximately $12.7 million consisted of cash ($4.7 million), the issuance of a subordinated debenture to the former majority shareholder ($1.5 million) and the value of the Company's equity interest subsequent to the Merger ($6.5 million).

     The purchase price for Sun was substantially below the fair value of assets and liabilities acquired at the date of acquisition. In the application of purchase accounting, fixed assets were written down to an amount substantially below fair value.

     (b) SOLARCO, INC. -- Effective July 2, 1997, the Company acquired all of the outstanding capital stock of SolarCo, Inc. the parent company to Morning Sun, Inc. ("Morning Sun") for approximately $31.3 million, consisting of approximately $30.5 million in cash and deferred payments, and the issuance of 73,171 shares of common stock valued at approximately $0.8 million. Goodwill from this acquisition (approximately $25.9 million) is being amortized over a period of 40 years.

     (c) PREMIER SPORTS GROUP, INC. ("PREMIER") -- Effective July 2, 1997, the Company also acquired certain assets and assumed certain liabilities of Premier for approximately $3.5 million, consisting of

                    BRAZOS SPORTSWEAR, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

approximately $2.0 million in cash and $1.5 million in subordinated debt to the selling shareholders. The purchase price for Premier also includes a contingent earnout of up to $4.0 million to the former owner of Premier. The payment of the earnout is contingent upon certain specified performance measures being achieved for calendar years 1997 through 2000. No earnout payments were achieved in 1997. Goodwill from this acquisition (approximately $3.5 million, subject to revision pending the outcome of the contingent earnout) is being amortized over a period of 40 years. Prior to the acquisition date, Premier had net sales to the Company of approximately $4.3 million, $11.5 million and $4.2 million in 1997, 1996 and 1995, respectively.

     (d) CS CRABLE SPORTSWEAR, INC. -- Effective September 29, 1997, the Company acquired certain assets of CS Crable Sportswear, Inc. ("Crable"), a wholly owned subsidiary of The Midland Company ("Midland"), for approximately $13.3 million in cash. Concurrent with this transaction, the Company entered into a long term lease commitment with Midland for the former Crable facility.

     (e) PLYMOUTH MILLS, INC. ("PLYMOUTH") -- Effective August 2, 1996, the Company acquired certain assets and assumed certain liabilities of Plymouth for approximately $33.6 million, consisting of $18.0 million in cash, approximately $10.4 million in subordinated debt to the selling shareholders and a $5.2 million earnout. Goodwill from this acquisition (approximately $19.0 million) is being amortized over a period of 40 years.

     The Company also issued to the seller warrants to purchase 227,474 shares of its common stock at a purchase price of $3.96 per share. These warrants were assigned a value of zero because in the opinion of management, these warrants were granted at an exercise price which is not less than the fair value of the Company's stock at the date of grant.

     A summary of the acquisitions follows:

                                                   MORNING
                                          SUN        SUN      PREMIER    CRABLE     PLYMOUTH
                                        -------    -------    -------    -------    --------
                                                          (000'S OMITTED)
Fair value of assets acquired:
     Accounts receivable.............   $ 7,911    $ 4,227    $ 4,569    $ 5,016    $  8,804
     Inventories.....................    13,215      9,846      2,385      6,380       6,128
     Other current assets............     2,059      1,719      2,724        142         150
     Property, plant and equipment...         4      4,348        100      2,020       1,269
     Goodwill........................     --        25,922      3,470      --         18,985
     Intangibles and other...........     --            31        317      --            400
                                        -------    -------    -------    -------    --------
Total fair value of assets
  acquired...........................    23,189     46,093     13,565     13,558      35,736
                                        -------    -------    -------    -------    --------
Less: Purchase price --
     Cash............................     4,680     29,370      2,022     13,271      18,000
     Common stock issued.............     --           750      --         --          --
     Subordinated debt to
       seller(s).....................     1,500      --         1,500      --         10,414
     Deferred payments...............     --         1,161      --         --          --
     Earnout.........................     --         --         --         --          5,207
     Equity interest in merger.......     6,467      --         --         --          --
                                        -------    -------    -------    -------    --------
Total purchase price.................    12,647     31,281      3,522     13,271      33,621
                                        -------    -------    -------    -------    --------
Liabilities assumed and
  transaction costs..................   $10,542    $14,812    $10,043    $   287    $  2,115
                                        =======    =======    =======    =======    ========

                    BRAZOS SPORTSWEAR, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Pro forma results of the Company, Sun, Morning Sun, Premier, Crable and Plymouth for the years ended December 27, 1997 and December 28, 1996, assuming the acquisitions were consummated at the beginning of fiscal 1996 follow. Pro forma results of the Company and Plymouth for the year ended December 30, 1995, assuming the acquisition was consummated at the beginning of fiscal 1995 also follow. Such pro forma information reflects adjustments to reflect the elimination of Sun's historical depreciation expense for the write-off of net equipment and leasehold improvements resulting from the application of purchase accounting, elimination of pre-merger acquisition expenses incurred by Sun, elimination of compensation expense to reflect compensation levels on a post-acquisition basis pursuant to post-acquisition employment and advisory agreements for Morning Sun, Plymouth and Premier, elimination of severance costs for Crable employees terminated as a result of the acquisition, increased rent expense for the lease of the Crable facility, increased amortization expense for Plymouth, Morning Sun and Premier as a result of purchased goodwill, additional interest expense related to increased net indebtedness and dividends on additional preferred stock issued.

                                                            YEAR ENDED
                                           --------------------------------------------
                                           DECEMBER 27,    DECEMBER 28,    DECEMBER 30,
                                               1997            1996            1995
                                           ------------    ------------    ------------
                                             (000'S OMITTED EXCEPT PER SHARE AMOUNTS)
                                                           (UNAUDITED)
Net sales...............................     $337,687        $372,416        $163,358
Net income (loss).......................       (8,276)          2,779          (3,977)
Net income (loss) available for common
  shareholders..........................       (9,288)          1,821          (4,034)
Basic earnings (loss) per share.........     $  (2.12)       $    .58        $  (2.00)
Diluted earnings (loss) per share.......     $  (2.12)       $    .56        $  (2.00)

(4)  LONG-TERM DEBT OBLIGATIONS --

     Long-term obligations consist of the following:

                                             1997       1996
                                          ----------  ---------
                                             (000'S OMITTED)
Senior notes, net of unamortized
  discount of $723,000 at December 27,
  1997, fixed interest rate of 10.5%,
  interest payable semi-annually,
  principal due July 1, 2007............  $   99,277  $  --
Convertible subordinated note, due to
  former owner of Premier (and current
  employee of the Company), non-interest
  bearing, convertible into 136,364
  shares of Company common stock at July
  1, 1998, due July 1, 2004.............       1,500     --
Industrial revenue bonds, variable
  interest rate (6.25% at December 27,
  1997), due in monthly installments of
  $4,166 through April, 2002 and $6,250
  through April, 2007, secured by
  substantially all assets of BEI.......         589        638
Capital lease obligations (net of
  $184,000 and $346,000 of interest in
  1997 and 1996, respectively)..........       1,153      1,524
Term loans, variable interest rate (9%
  to 9.75% at December 28, 1996),
  interest payable monthly, principal
  due in monthly installments of
  $200,000 through August, 1999 with
  balance due at that time, secured by
  all assets of Brazos, Inc. ...........      --         11,200
Subordinated note, fixed interest rate
  of 13%, interest payable monthly,
  principal due in quarterly
  installments of $250,000 beginning
  9/1/01 through 8/31/03 with balance
  due at that time......................      --          3,176

                                             (Table continued on following page)

                    BRAZOS SPORTSWEAR, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


                                             1997       1996
                                          ----------  ---------
                                             (000'S OMITTED)
Subordinated notes due to former owner
  of Plymouth (current employee and
  director of the Company), fixed
  interest rates ranging from 7.75% to
  10%, interest payable quarterly,
  principal due between 12/31/97 and
  12/31/03..............................      --         10,414
Equipment note, variable interest rate
  of prime plus 1% (9.25% at December
  28, 1996), interest payable monthly,
  principal due in monthly installments
  of $4,545 through May, 1998, secured
  by related equipment..................      --             73
                                          ----------  ---------
                                             102,519     27,025
Less -- current portion.................         947      3,419
                                          ----------  ---------
Long-term obligations...................  $  101,572  $  23,606
                                          ==========  =========

     On July 2, 1997, the Company issued $100 million principal amount of senior notes at a discount of $760,000 which is being amortized into interest expense using the effective interest method from the date of issuance through the maturity date of the notes. Proceeds from the notes were used to finance the acquisition of Morning Sun and Premier, repay related assumed indebtedness, and repay existing subordinated debt and term loans outstanding as of July 2, 1997. In connection with the issuance of the senior notes, the Company incurred financing costs of approximately $3.7 million. These financing costs have been deferred and are being amortized over the life of the notes. Approximately $3.0 million of the financing costs represent investment advisory fees paid to the underwriters.

     In connection with the acquisition of Brazos Embroidery, Inc., the Company assumed Industrial Revenue Bonds (the Bonds) which bear interest at a floating weekly rate. The bonds are secured by substantially all of the assets of BEI and a bank letter of credit which expires August 15, 1998. The bank letter of credit is essentially guaranteed by another bank under a reimbursement agreement which requires BEI to make monthly principal payments. BEI has the option to establish the Bond's interest rate form (variable or fixed interest rate). When a fixed interest rate is selected, the fixed rate assigned will approximate the market rate for comparable securities. When a variable rate is selected or at the end of a fixed interest rate period, the Bondholders reserve the right to demand payment of the Bonds. In the event that any of the Bondholders exercise their rights, a remarketing agent is responsible for remarketing the Bonds on a best efforts basis for not less than the outstanding principal and accrued interest. In the event the Bonds are not able to be remarketed and borrowings on the letters of credit occur, funding through the reimbursement agreement occurs and BEI could be required to repay the debt at that time. Thus, the Bonds are classified as current debt in the accompanying consolidated balance sheets.

     Pursuant to the purchase of Plymouth in August, 1996, the Company issued subordinated debentures in capital markets of $3.5 million. The subordinated debentures were issued at a discount of $330,000 to give effect to the estimated fair value of warrants issued in connection with the new debt. The subordinated debentures were repaid in 1997. As a result, the unamortized portion of the original issue discount has been recorded as an extraordinary loss on extinguishment of debt in the accompanying consolidated statements of operations.

     Effective August 8, 1996, Holdings issued 4,456,000 shares of Series B mandatorily redeemable preferred stock in exchange for subordinated debt (carrying value of $3,719,000 at August 8, 1996) to all subordinated debt holders of record at Holdings. Holdings then forgave the subordinated debt due from its subsidiary. The resulting $737,000 loss on retirement was recorded to additional paid-in capital due to the related party nature of the transaction (see Note 7).

                    BRAZOS SPORTSWEAR, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     In 1995, the Company exercised its option as part of the Velva Sheen purchase agreement to prepay subordinated debt issued to the seller whereby a discount of $500,000 was negotiated and recorded as extraordinary income.

     Maturities of long-term borrowings, exclusive of approximately $723,000 of interest remaining to be accreted pertaining to a discounted obligation, are as follows at December 27, 1997 (000's omitted):

                                            AMOUNT
                                          ----------
1998....................................  $      947
1999....................................         483
2000....................................         228
2001....................................          84
2002....................................      --
Thereafter..............................     100,777
                                          ----------
                                          $  102,519
                                          ==========

     Brazos, Inc. maintained a credit agreement, as amended through March 14, 1997, with its primary lender which provided for borrowings of up to approximately $85 million, reduced by amounts borrowed pursuant to a term loan provided by the credit agreement, outstanding letters of credit and a specified percentage of outstanding documentary letters of credit. The credit agreement provided for a term loan of $11.6 million with the balance available as a revolving loan or letters of credit. At December 28, 1996, Brazos had approximately $23.5 million outstanding on its line of credit at interest rates ranging from 8.2% to 8.75% (weighted average of 8.7%) and $2.9 million in additional borrowings available pursuant to the credit agreement.

     On July 2, 1997, the Company entered into a Third Amended and Restated Loan and Security Agreement with its primary lender, which makes a revolving line of credit (the "Credit Facility") available to its principal operating subsidiary, Brazos, Inc. (the "Borrower"), in an aggregate principal amount of up to $50.0 million, subject to collateral limitation. Advances under this line are based on a percentage of the Borrower's inventory and receivables and various other reserves established from time to time by the lenders. Interest on the line of credit is payable at prime plus .25% or the Eurodollar base rate plus 2.00%. Under the Third Amended and Restated Loan and Security Agreement, the term loan facility previously provided was discontinued. The Credit Facility has an initial term of three years, subject to extension, and borrowings under the Credit Facility are guaranteed by the Company. On September 29, 1997, in connection with the Crable acquisition, the Borrower amended the Credit Facility to provide a revolving line of credit in an aggregate principal amount of up to $70.0 million, subject to collateral limitation. Interest on the line of credit was reduced to prime plus .25% or the Eurodollar base rate plus 1.75%. Under the amended Credit Facility, at December 27, 1997 the Borrower had approximately $31.5 million outstanding on its line of credit at interest rates ranging from 7.72% to 8.75% (weighted average of 8.1%) and $34.4 million in additional borrowings available pursuant to the Credit Facility.

     At December 27, 1997, the Company had outstanding standby and documentary letters of credit in the amounts of $0.4 million and $3.65 million, respectively.

     The Credit Facility may be terminated subject to a prepayment fee. Amounts borrowed pursuant to the Credit Facility are secured by substantially all of the assets of Brazos, Inc. The Credit Facility requires compliance with certain financial covenants, as defined, including a minimum fixed charge ratio, minimum adjusted net earnings from operations, a maximum indebtedness to net worth ratio, and prohibits the Company from paying cash dividends on common stock, incurring additional debt and prepaying subordinated debt. The Company was in compliance with these provisions at yearend.

                    BRAZOS SPORTSWEAR, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The revolving loan and Bonds bear interest at variable rates which approximate current rates. Accordingly, the amounts as stated for these loans approximate fair value. At December 27, 1997 and December 28, 1996, the estimated fair value of the Company's fixed rate debt approximated carrying value.

(5)  INCOME TAXES --

     The Company complies with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109).
SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of existing differences between the financial reporting and tax reporting bases of assets and liabilities.

     The provision (credit) for income taxes excluding the effect of the extraordinary item includes the following components (000's omitted):

                                         1997       1996       1995
                                       ---------  ---------  ---------
Current:
     Federal.........................  $     421  $   1,370  $    (300)
     State and local.................        172        282     --
                                       ---------  ---------  ---------
                                             593      1,652       (300)
                                       ---------  ---------  ---------
Deferred:
     Federal --
          Depreciation...............  $     439  $     102  $     204
          Tax net operating loss
             carryforward............        516        640       (640)
          Inventory reserves and
             other...................       (813)         4       (200)
          Prepaid expenses...........      1,526     --         --
          Accounts receivable
             reserves................     (1,044)      (515)      (228)
          Valuation allowance........     --         (1,123)     1,123
          Restructuring charge.......     (1,444)    --         --
          Other, net.................       (228)       193       (297)
                                       ---------  ---------  ---------
                                          (1,048)      (699)       (38)
                                       ---------  ---------  ---------
     State and local.................       (276)      (164)    --
                                       ---------  ---------  ---------
                                       $    (731) $     789  $    (338)
                                       =========  =========  =========

     The following is a reconciliation between the statutory federal income tax rate and the effective rate shown above (000's omitted):

                                             1997                1996                 1995
                                        --------------      ---------------      ---------------
                                        AMOUNT    RATE      AMOUNT     RATE      AMOUNT     RATE
                                        ------    ----      -------    ----      -------    ----
Computed provision (credit) for
  federal income taxes at the
  statutory rate.....................   $(881)    (34)%     $ 1,637     34 %     $(1,459)   (34)%
State and local income taxes, net of
  federal income tax benefit.........    (104)     (4)%         118      2 %       --       --
Valuation allowance..................    --       --         (1,123)   (23)%       1,123     26 %
Non-deductible goodwill
  amortization.......................     119       5 %       --       --          --       --
Non-deductible pension plan costs....     126       5 %       --       --          --       --
Other................................       9     --            157      3 %          (2)   --
                                        ------    ----      -------    ----      -------    ----
                                        $(731)    (28)%     $   789     16 %     $  (338)    (8)%
                                        ======    ====      =======    ====      =======    ====

                    BRAZOS SPORTSWEAR, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     At December 27, 1997 and December 28, 1996, net deferred tax assets consisted of the following (000's omitted):

                                         1997       1996
                                       ---------  ---------
Deferred tax assets:
     AMT & business credits..........  $     365  $  --
     Inventory reserves..............      1,245        444
     Inventory cost capitalization...      1,580        544
     Accounts receivable reserves....      2,701      1,018
     Employee benefits...............        447        203
     Restructuring charge............      1,699     --
     Other, net......................        176         29
     Accrued royalties...............        441     --
     Net operating loss
       carryforward..................      1,439     --
                                       ---------  ---------
                                          10,093      2,238
     Valuation allowance.............     (3,636)    --
                                       ---------  ---------
                                           6,457      2,238
                                       ---------  ---------
Deferred tax liabilities:
     Tax depreciation over book
       depreciation..................     --           (356)
     LIFO inventory..................       (356)      (441)
     Intangible assets...............       (725)      (478)
     Prepaid expenses................     (1,863)    --
     Other...........................         (5)      (100)
                                       ---------  ---------
                                          (2,949)    (1,375)
                                       ---------  ---------
Net deferred tax asset...............  $   3,508  $     863
                                       =========  =========

     At December 27, 1997, the Company has a federal tax loss carryforward in the amount of approximately $4.2 million, which expires beginning in 2010. The Company also has available federal tax credit carryforwards of approximately $355,000, which expire beginning in 2010. In connection with the Sun Merger, the Company acquired the tax loss carryforward referred to above and other future tax benefits, whose tax effects total approximately $3.6 million. There are limitations on the utilization of these acquired future tax benefits. A corresponding valuation allowance in the amount of approximately $3.6 million has been applied against these future tax benefits based on management's assessment of realizability under the provisions of SFAS No. 109.

     In 1996, the Company reversed the valuation allowance on certain deferred tax assets, most of which related to the utilization of a tax operating loss carryforward which originated in 1995.

(6)  SHAREHOLDERS' EQUITY --

     (a) COMMON STOCK -- During 1992, the Company issued 379,123 shares of common stock to existing shareholders in exchange for cash, principal reductions of certain subordinated notes payable to shareholders and notes receivable with original principal amounts aggregating $200,000 with aggregate payments of $12,000 per quarter, plus interest, through December 31, 1996.

                    BRAZOS SPORTSWEAR, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     (b) STOCK BASED COMPENSATION -- The Company accounts for stock based compensation related to its stock option plan (discussed in Note 6(c) below) pursuant to Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, under which stock option-type awards are recorded at intrinsic value. Net income and earnings per share, assuming compensation cost for the stock option plan had been determined at fair value, consistent with the provisions of Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION (SFAS No. 123), would have been as follows:

                                            1997       1996       1995
                                          ---------  ---------  ---------
Net income (loss) (000's omitted)
     As reported........................  $  (2,958) $   3,787  $  (3,940)
     Pro forma..........................     (3,710)     3,487     (4,151)
Basic earnings (loss) per share
     As reported........................  $    (.70) $    1.54  $   (1.95)
     Pro forma..........................       (.88)      1.41      (2.06)
Diluted earnings (loss) per share
     As reported........................  $    (.70) $    1.15  $   (1.95)
     Pro forma..........................       (.88)      1.06      (2.06)

     Pursuant to the provisions of SFAS No. 123, in estimating the pro forma amounts, the fair value method of accounting was not applied to options granted prior to January 1, 1995. As a result, the pro forma effect on net income and earnings per share may not be representative of future years. In addition, the pro forma amounts reflect certain assumptions used in estimating fair values.

     The fair value of options granted was estimated as of the dates of grant using a Black-Scholes option pricing model. The weighted averages for the assumptions used in determining the fair values of options granted were as follows:

                                          1997          1996          1995
                                        --------      --------      --------
Risk-free interest rate..............    6.19%         6.18%         7.49%
Expected lives.......................   5.4 yrs.      5.5 yrs.      6.5 yrs.
Expected common stock volatility.....    41.1%         48.5%         48.5%
Expected dividend yield..............      0%            0%            0%

     As the Company had little prior history regarding its expected volatility factor, the above assumption was determined based on historical volatility factors of similar entities at corresponding points in their corporate lives.

                    BRAZOS SPORTSWEAR, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     (c) EMPLOYEE STOCK OPTIONS -- The Company maintains a stock option plan in which stock options may be granted to key employees and officers. Options are granted at exercise prices not less than the fair value of the Company's stock on the date of grant. Options generally vest over three years and expire 10 years from the date of grant. The total number of shares of common stock available under this plan may not exceed 750,000 shares. Pursuant to the Merger with Sun Sportswear, Inc. in 1997, outstanding Sun stock options as of the Merger date, were subject to the 1-for-5 reverse stock split (as described in Note 2(i)) and were converted into Brazos Sportswear, Inc. stock options. Converted Sun stock options are shown as "acquired" in the following summary. Plan activity for 1997, 1996 and 1995 is summarized as follows:

                                               1997                    1996                   1995
                                        -------------------    --------------------    -------------------
                                                   WEIGHTED                WEIGHTED               WEIGHTED
                                                   AVERAGE                 AVERAGE                AVERAGE
                                                   EXERCISE                EXERCISE               EXERCISE
                                        NUMBER      PRICE       NUMBER      PRICE      NUMBER      PRICE
                                        -------    --------    --------    --------    -------    --------
Outstanding, beginning of year.......   454,947     $ 3.01      431,821     $ 2.95      17,136     $ 1.12
     Granted.........................   181,686       9.94      227,853       3.09     431,821       2.95
     Acquired........................    54,417      21.29        --         --          --         --
     Exercised.......................   (20,328)      1.78        --         --          --         --
     Forfeited.......................   (59,049)     20.13     (204,727)      2.97     (17,136)      1.12
                                        -------                --------                -------
Outstanding, end of year.............   611,673     $ 5.31      454,947     $ 3.01     431,821     $ 2.95
                                        =======                ========                =======
Exercisable, end of year.............   397,177     $ 4.93      153,355     $ 2.92       7,582     $ 1.98
                                        =======                ========                =======
Weighted average fair value of
  options granted during the year....     $4.68                   $1.46                  $ .92
                                        =======                ========                =======

     Price ranges, along with certain other information, for options outstanding at December 27, 1997, are as follows:

                                                    OUTSTANDING                      EXERCISABLE
                                        ------------------------------------     --------------------
                                                    WEIGHTED      WEIGHTED                   WEIGHTED
                                                    AVERAGE        AVERAGE                   AVERAGE
              EXERCISE                              EXERCISE     CONTRACTUAL                 EXERCISE
              PRICE RANGE               NUMBER       PRICE          LIFE         NUMBER       PRICE
-------------------------------------   -------     --------     -----------     -------     --------
            $16.25-$22.50                 2,900      $18.79       3-5 yrs.         2,900      $18.79
                                                                   6.4-6.7
            $21.88-$29.38                 3,800      $29.08         yrs.           3,800      $29.08
             $1.98-$3.96                210,023      $ 2.97       7.2 yrs.       140,015      $ 2.48
                                                                   8.2-8.7
               $14.38                     1,100      $14.38         yrs.             550      $14.38
                $1.98                   113,409      $ 1.98       8.3 yrs.        71,706      $ 1.98
                $3.96                    72,600      $ 3.96       8.6 yrs.        72,600      $ 3.96
             $4.62-$6.59                 30,136      $ 5.60       8.7 yrs.        10,045      $ 4.62
                                                                   9.5-9.9
            $9.00-$10.38                177,705      $ 9.93         yrs.          95,561      $10.07

                    BRAZOS SPORTSWEAR, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     (d) STOCK PURCHASE WARRANTS -- Warrant activity for 1997, 1996 and 1995 is summarized as follows:

                                                             RANGE OF
                                        SHARES SUBJECT    EXERCISE PRICES
                                         TO WARRANTS         PER SHARE
                                        --------------    ---------------
Outstanding at December 30, 1995.....        701,329       $.0013-$1.65
     Granted (i), (ii)...............      1,292,110       $.0013-$4.62
     Exercised.......................     (1,660,290)         $.0013
                                        --------------
Outstanding at December 28, 1996.....        333,149        $1.81-$4.62
     Granted (iii)...................        272,959           $6.59
     Exercised.......................        (55,248)          $1.81
                                        --------------
Outstanding at December 27, 1997.....        550,860        $3.95-$6.59
                                        ==============

------------

(i) Warrants representing 166,950 common shares were issued to the Company's majority shareholder in January 1996. The warrants, which have an exercise price of $.0013 per share were valued at zero on the date of grant. The warrants were exercised during 1996.

(ii) In connection with the acquisition and financing of Plymouth, warrants were issued as follows:
                                                    EXERCISE
                                                     PRICE
                                        SHARES      PER SHARE
                                        -------     --------
Attached to Series A preferred stock
  (see Note 7).......................   504,316      $.0013
Attached to third-party subordinated
  debt...............................   342,939      $.0013
Issued to the seller.................   227,474      $ 3.96
Fee warrants.........................    50,431      $ 4.62

     The warrants shown above attached to the Series A preferred stock and the subordinated debt were exercised in 1996.

(iii) In connection with the Merger with Sun, the Company issued warrants to purchase 272,959 shares of the Company's common stock. The warrants, which have an exercise price of $6.59 per share, were attached to the Company's Series B-3 Preferred Stock (see Note 7).

                    BRAZOS SPORTSWEAR, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(7)  MANDATORILY REDEEMABLE PREFERRED STOCK --

     Mandatorily redeemable preferred stock, which is primarily held by management and directors of the Company, consisted of the following at December 27, 1997 and December 28, 1996:

                                         1997       1996
                                       ---------  ---------
                                         (000'S OMITTED)
Series B-1 (formerly Holdings Series
  B) -- Redeemable preferred stock,
  $.001 par, 8,000,000 shares
  authorized; 4,972,664 and 4,594,991
  shares issued and outstanding at
  December 27, 1997 and December 28,
  1996, respectively, redeemable at
  $1.00 per share....................  $   4,973  $   4,595

Series B-2 (formerly Brazos, Inc.
  Series A) -- Redeemable preferred
  stock, $.001 par, 4,000,000 shares
  authorized, 2,789,652 and 2,577,815
  shares issued and outstanding at
  December 27, 1997 and December 28,
  1996, respectively, redeemable at
  $1.00 per share....................      2,397      2,120

Series B-3 Redeemable preferred
  stock, $.001 par, 3,500,000 shares
  authorized; 2,129,043 shares issued
  and outstanding at December 27,
  1997, redeemable at $1.00 per
  share..............................      1,207     --

Series A-1 Redeemable preferred
  stock, $.001 par, 650,000 shares
  authorized, issued and outstanding;
  $598,000 redemption value at
  December 28, 1996..................     --            598

Series A-2 -- Redeemable preferred
  stock, $.001 par, 300,000 shares
  authorized, issued and outstanding;
  $300,000 redemption value at
  December 28, 1996..................     --            300
                                       ---------  ---------
                                       $   8,577  $   7,613
                                       =========  =========

     Pursuant to the Merger, Holdings Series B preferred stock was exchanged for an equivalent number of shares of the Company's Series B-1 preferred stock. Holders of the Series B-1 preferred stock are entitled to receive cumulative dividends of 8% annually, payable "in-kind" (PIK) on a quarterly basis. The Series B-1 preferred stock is redeemable at the option of the Company at any time, at a redemption price of $.001 per share, if the market price of a share of Brazos Sportswear, Inc. common stock trades at or above $17.50 for a period of 20 consecutive trading days. The shares are subject to mandatory redemption on the earlier to occur of (i) the date of consummation of a sale, as defined, or (ii) December 31, 2008, at $1.00 per share plus declared and unpaid dividends through the date of redemption. Each share of Series B-1 preferred stock is subject to automatic conversion at the conversion ratio in effect, as defined, into the Company's common stock upon consummation of a qualified public offering, but only to the extent the per share offering price exceeds $17.50 and the net offering proceeds to be received by the Company are at least $15,000,000. Each share of Series B-1 preferred stock is convertible at the option of the holder at any time prior to the time set for redemption into .0909 shares of Brazos Sportswear, Inc. common stock.

     Prior to the Merger, Brazos, Inc. Series A preferred stock was exchanged for equivalent shares of Holdings Series B-2 preferred stock, which stock, pursuant to the Merger, was exchanged for equivalent shares of the Company's Series B-2 preferred stock. The preferences, rights and limitations associated with the Company's Series B-2 preferred stock are identical to those in respect of the Company's Series B-1 preferred stock, except such stock has voting rights similar to holders of the Company's common stock based on the number of shares of Brazos Sportswear, Inc. common stock into which it is convertible and such shares have a redemption and liquidation preference over the Company's Series B-1 preferred stock.

     The Series B-2 preferred stock was originally issued with detachable warrants to purchase 504,316 shares of the Company's common stock at a purchase price of $.0013 per share. The Series B-2 preferred stock was issued at a discount of $485,000 to give effect to the estimated fair value of the stock purchase warrants. The discount is being amortized into retained earnings, essentially as dividends, using the effective interest method during the period of issuance through the mandatory redemption date of December 31, 2008.

                    BRAZOS SPORTSWEAR, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     In connection with the Merger, Holdings issued 2,000,000 shares of Series B-3 preferred stock, which stock, pursuant to the Merger, was exchanged for equivalent shares of the Company's Series B-3 preferred stock. The preferences, rights and limitations associated with the Company's Series B-3 preferred stock are identical to those in respect of the Company's Series B-1 preferred stock, except such stock is entitled to redemption and liquidation preferences over the Company's Series B-1 and Series B-2 preferred stock.

     The Series B-3 preferred stock was originally issued with detachable warrants to purchase 272,959 shares of the Company's common stock at a purchase price of $6.59 per share. The Series B-3 preferred stock has been issued at a discount of $1,044,000 to give effect to the estimated fair value of the stock purchase warrants. The discount is being amortized into retained earnings, essentially as dividends, using the effective interest method during the period of issuance through the mandatory redemption date of December 31, 2008.

     Pursuant to the Merger, Holdings Series A-1 and Series A-2 preferred stock, originally issued to the owner of BEI, were exchanged for the equivalent shares of the Company's Series A-1 and Series A-2 preferred stock, respectively. Subsequent to the exchange, in 1997 the Series A-1 and A-2 preferred stock series were redeemed pursuant to optional redemption provisions of the preferred stock.

     The fair value of the Company's preferred stock is estimated to be approximately $7.2 million at December 27, 1997. The estimated fair value was determined based on the number of "convertible" shares of common stock and the market price of the Company's common stock at December 27, 1997.

(8)  EMPLOYEE BENEFIT PLAN --

     In January 1994, the Company adopted a 401(k) savings plan (the Plan) covering substantially all employees. In 1997, the Sun 401(k) plan was merged into the existing Plan. Under the Plan, the Company will match 50% of employee contributions, up to 6% of compensation, for employees with annual compensation of $80,000 or less. Contributions by employees earning $80,000 or more are not matched by the Company. During 1997, 1996 and 1995, the Company contributed $238,000, $123,000 and $159,000, respectively, pursuant to the Plan. During the first quarter of fiscal year 1998, the Morning Sun 401(k) plan and Premier profit-sharing plan were also merged into the Plan.

     The Company does not offer post-retirement benefits (other than the defined contribution plan described above) or post-employment benefits to its employees.

                    BRAZOS SPORTSWEAR, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(9)  COMMITMENTS AND CONTINGENCIES --

     (a) LEASES -- The Company leases various office and warehouse facilities and equipment from both related and unrelated parties under noncancellable operating leases. The Company leases office space from two of BSI's shareholders. In addition, the Company leases an office and manufacturing facility from one of the Company's directors. The Company also has two leases for facilities in College Station, Texas, with a partnership which is controlled by certain shareholders of the Company. The Company is obligated to pay all applicable taxes and insurance expenses pursuant to the terms of all of these leases. Future minimum lease payments under noncancellable operating leases with initial or remaining terms of one year or more at December 27, 1997, are as follows (000's omitted):

                                        RELATED     UNRELATED
                                        PARTIES      PARTIES
                                        --------    ----------
1998.................................    $  417      $  4,268
1999.................................       395         4,457
2000.................................       462         3,063
2001.................................       382         1,818
2002.................................       111         1,363
Thereafter...........................     --            5,277
                                        --------    ----------
                                         $1,767      $ 20,246
                                        ========    ==========

     Total lease expense recorded during 1997, 1996 and 1995 was approximately $4,061,000, $1,932,000 and $1,713,000, respectively, of which $418,000, $347,000 and $258,000, respectively, was to related parties.

     (b) EMPLOYMENT AND NON-COMPETE AGREEMENTS -- The Company has entered into employment and non-compete agreements with certain key employees providing for payment of salaries and incentive compensation. Such employment and non-compete agreements expire at various times through July 1, 2002. The minimum payments for salaries to be made under these agreements subsequent to December 27, 1997 are $1,715,000 in 1998 and $811,000 in 1999. During 1997, 1996 and 1995,
respectively, compensation expense recognized by the Company pursuant to such employment and non-compete agreements was $1,605,000, $1,010,000 and $416,000, including incentive compensation.

     (c) ROYALTY AND LICENSE COMMITMENTS -- The Company acquires rights to use trademarks, characters and logos on specified types of garments under license agreements with third parties. Pursuant to these license agreements, the Company pays royalties which generally range between 7% and 15% of the sales price of garments sold. Royalty expense for the Company's license agreements was approximately $15.7 million, $9.5 million and $5.8 million for 1997, 1996 and 1995, respectively.

     Certain license agreements require that the Company (i) guarantee a minimum royalty payment based on sales and (ii) prepay a portion of the minimum guaranteed royalty. Prepaid royalties included in the accompanying consolidated balance sheet were approximately $4.4 million at December 27, 1997. The Company reserves for anticipated shortfalls in minimum sales when known.

     (d) LITIGATION -- The Company is involved in litigation arising in the ordinary course of business, which in the opinion of management, will not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

                    BRAZOS SPORTSWEAR, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(10)  VALUATION AND QUALIFYING ACCOUNTS --

     (a) Inventory Obsolescence -- The following summarizes activity in valuation reserves for inventory obsolescence (000's omitted):

                                                       ADDITIONS
                                         BALANCE AT    CHARGED TO                               BALANCE AT
                                        BEGINNING OF   COSTS AND                                  END OF
                                           PERIOD       EXPENSES     DEDUCTIONS     OTHER(1)      PERIOD
                                        ------------   ----------    ----------     --------    ----------
Year ended December 27, 1997.........      $1,263        $2,711        $4,836        $4,017       $3,155
Year ended December 28, 1996.........       1,297         1,797         2,101           270        1,263
Year ended December 30, 1995.........       1,101         1,968         1,772         --           1,297

------------

(1) Balances reflect acquired valuation accounts related to the acquisitions described in Note 3.

     (b) Accounts Receivable -- The following summarizes activity in the allowance for doubtful accounts on accounts receivable (000's omitted):

                                                       ADDITIONS
                                         BALANCE AT    CHARGED TO                               BALANCE AT
                                        BEGINNING OF   COSTS AND                                  END OF
                                           PERIOD       EXPENSES     DEDUCTIONS    OTHER(1)       PERIOD
                                        ------------   ----------    ----------    --------     ----------
Year ended December 27, 1997.........      $2,760        $7,105        $4,325       $2,390        $7,930
Year ended December 28, 1996.........       1,052         1,867           711          552         2,760
Year ended December 30, 1995.........         690         1,605         1,243        --            1,052

------------

(1) Balances reflect acquired valuation accounts related to the acquisitions described in Note 3.

(11) UNAUDITED QUARTERLY FINANCIAL DATA (000'S OMITTED, EXCEPT PER SHARE AMOUNTS) --

                                                                                                       BASIC          DILUTED
                                                        GROSS       OPERATING           NET         EARNINGS PER    EARNINGS PER
             QUARTER ENDED                NET SALES    PROFIT     INCOME/(LOSS)    INCOME/(LOSS)       SHARE           SHARE
----------------------------------------  ---------    -------    -------------    -------------    ------------    ------------
March 29, 1997..........................  $  34,907    $ 8,187       $  (215)         $  (876)         $ (.27)         $ (.27)
June 28, 1997...........................     56,198     14,142         2,272              316             .02             .01
September 27, 1997......................    105,185     29,111        10,840            4,189             .90             .71
December 27, 1997.......................     88,197     20,713        (5,409)          (5,682)          (1.35)          (1.35)
                                          ---------    -------    -------------    -------------
     Total..............................  $ 284,487    $72,153       $ 7,488          $(2,053)          $(.70)          $(.70)

March 30, 1996..........................  $  30,132    $ 7,414       $ 1,051          $   452             .23             .17
June 29, 1996...........................     39,407      9,390         2,232            1,256             .52             .42
September 28, 1996......................     57,996     15,668         5,289            2,936            1.14             .80
December 28, 1996.......................     41,917      9,009           361             (612)           (.26)           (.26)
                                          ---------    -------    -------------    -------------
     Total..............................  $ 169,452    $41,481       $ 8,933          $ 4,032           $1.54           $1.15

                                      F-25