Form 10-K/A
period 1997-12-27
BRAZOS SPORTSWEAR INC /DE/
filed 1998-04-27
CIK 856711

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

                               4101 FOUNDERS BLVD.
                               BATAVIA, OHIO 45103
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                 (513) 753-3400
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

         Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of Common Stock held by non-affiliates of the registrant was $11,800,000 at March 23, 1998. At that date, there were 4,419,479 shares of Common Stock outstanding.

--------------------------------------------------------------------------------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The table below sets forth certain information regarding the executive officers and directors of the Company:

      NAME                   AGE                  POSITION
      ----                   ---                  --------
Randall B. Hale(1).......    35     Chairman of the Board and Director

J. Ford Taylor...........    40     President, Chief Executive Officer and
                                    Director

F. Clayton Chambers......    38     Vice President, Chief Financial Officer,
                                    Treasurer, Secretary and Director

Robert C. Klein..........    47     President-- Branded Products Division

Deborah S. Williams......    39     President-- Licensed Products Division

Samuel T. McKnight.......    53     President-- Wholesale Distribution Division

Nolan Lehmann(1).........    53     Director

Michael S. Chadwick(1)...    46     Director

Alan Elenson.............    48     Director
---------------------

(1)  Member, audit and compensation committees of the board of directors.

     RANDALL B. HALE. Mr. Hale has been a director and chairman of the board of the Company since March 1997. He has served as a vice president of Equus II Incorporated ("Equus II") and Equus Capital Management Company ("Equus") since 1992 and as a director of Equus since 1996. From 1985 to 1992, he was employed by Andersen Worldwide. Mr. Hale is a director of American Residential Services, Inc. and is also a director of numerous privately-owned companies. Mr. Hale is a certified public accountant.

     J. FORD TAYLOR. Mr. Taylor has been president, chief executive officer and a director of the Company since March 1997. He was president of the decorated sportswear operations of BSI Holdings, Inc. ("BSI"), which merged into the Company in March 1997, from 1995 until 1996 and vice president-operations of BSI's decorated sportswear operations from 1993 until 1995. Mr. Taylor served as president of BSI's CC Creations and Red Oak facility in College Station, Texas from 1990 to 1993. He founded CC Creations in 1982 which he owned and operated before its acquisition by BSI.

     F. CLAYTON CHAMBERS. Mr. Chambers has served as vice president, chief financial officer, treasurer, secretary and a director of the Company since March 1997. From January 1995 until March 1997 he served as vice president and chief financial officer of BSI. From May 1994 until January 1995, he served as a consultant to the Company. Mr. Chambers was a principal in the firm of Chadwick, Chambers & Associates, Inc., an investment and merchant banking firm located in Houston, Texas, from 1988 until 1994. He was employed by Lovett Mitchell Webb & Garrison, an investment banking firm, from 1986 until 1987.

     ROBERT C. KLEIN. Mr. Klein served as president and chief executive officer of Morning Sun, Inc. from 1993 until it was acquired by the Company in July 1997. Since the acquisition, he has served as president of the Branded Products Division. From 1978 until 1993, Mr. Klein served in a variety of positions in manufacturing, merchandising and sales at Jantzen, Inc., a division of VF Corp., and was vice president of womenswear before he left Jantzen to join Morning Sun, Inc.

     DEBORAH S. WILLIAMS. Ms. Williams was president of the licensed products division of BSI from 1996 until it merged with the Company in March 1997, and has served in that capacity with the Company subsequent to the merger. She served as vice president of purchasing of BSI from 1994 until 1996. From 1990 to 1994, Ms. Williams served as director of purchasing of BSI's Cincinnati facility and from 1982 to 1990 was a buyer at that facility.

     SAMUEL T. MCKNIGHT. Mr. McKnight was president of the wholesale distribution division of BSI from 1974 until it merged with the Company in March 1997, and has served in that capacity with the Company subsequent to the merger. He founded Gulf Coast Sportswear, the predecessor of BSI, in 1974. From 1972 to 1974 Mr. McKnight served as president of M & M Designs, a shirt printing company.

     NOLAN LEHMANN. Mr. Lehmann has been a director of the Company since March 1997. He has served as a director and president of Equus since 1980, and as a director and president of Equus II since inception. Before joining Equus, Mr. Lehmann served in a number of executive management positions with Service Corporation International from 1973 to 1980. Mr. Lehmann is also a director of Allied Waste Industries, Inc., American Residential Services, Inc., Drypers Corporation and Garden Ridge Corporation. In addition, he serves as a director of several privately- owned companies. Mr. Lehmann is a certified public accountant.

     MICHAEL S. CHADWICK. Mr. Chadwick has been a director of the Company since March 1997. He is a senior vice president and a managing director of the corporate finance department of Sanders Morris Mundy, a Houston-based financial services and investment banking firm. From 1988 to 1994, Mr. Chadwick served as president of Chadwick, Chambers & Associates, Inc., an investment and merchant banking firm located in Houston, Texas. Mr. Chadwick presently serves on the board of directors of Watermarc Food Management Company and Blue Dolphin Energy Company, publicly traded corporations, and Moody-Price, Inc., a privately-owned corporation.

     ALAN ELENSON. Mr. Elenson has been a director of Brazos or its predecessors since August 1996. He founded Plymouth Mills, Inc. ("Plymouth") in 1975 and owned and operated Plymouth prior to its acquisition by the Company in August 1996.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers, directors and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes of ownership with the Commission. With respect to the year ended December 27, 1997, the Company believes that all filing requirements applicable to the Company's executive officers, directors and 10% shareholders have been met, except for Equus II and Messrs. Taylor, Chambers and Chadwick, each of whom was late in filing a Form 4 on one instance upon the issuance of preferred stock in payment of preferred stock dividends.

ITEM 11. EXECUTIVE COMPENSATION

     The following table reflects all forms of compensation for services to the Company for the periods indicated of each individual who was (i) the chief executive officer at any time during the period or (ii) an executive officer at December 27, 1997 whose annual compensation exceeded $100,000 (collectively, the "Named Executives").

         SUMMARY COMPENSATION TABLE. The following table sets forth certain summary information concerning the compensation paid or accrued, during the fiscal years indicated, by Brazos to its executive officers.

                                                                                                                  LONG-TERM
                                                            ANNUAL COMPENSATION                                 COMPENSATION
                                                      -------------------------------                        -------------------
                                                                                                                 SECURITIES
                                                                                                                 UNDERLYING
                                                                                                                STOCK OPTION
                                                                                                                   AWARDS
               NAME                       YEAR           SALARY             BONUS           OTHER(1)              (SHARES)
                                        --------      -------------      ------------     -------------      -------------------
J. Ford Taylor(2)................         1997          $209,616           $15,000           $47,707                 --
F. Clayton Chambers(2)............        1997          $136,134            $5,000              --                   --
Robert C. Klein...................        1997          $125,000              --                --                 45,000
Deborah S. Williams(2)............        1997          $112,308              --                --                   --
Samuel T. McKnight(2).............        1997          $115,385           $14,100              --                   --

---------------
(1) Represents payments made to Mr. Taylor for reimbursement of moving expenses and membership dues included in his employment agreement.

(2) Employment commenced March 14, 1997, the date on which BSI Holdings, Inc. merged with the Company.

OPTION GRANTS

     The following table sets forth certain information with respect to stock options granted to executive officers during fiscal 1997.

                                                                                                           POTENTIAL REALIZED
                                                                                                            VALUE AT ASSUMED
                                                                                                             ANNUAL RATES OF
                                                                                                               STOCK PRICE
                                                                                                             APPRECIATION FOR
                                                      INDIVIDUAL GRANTS                                       OPTION TERM(1)
                            ---------------------------------------------------------------------     ------------------------------
                                                 PERCENT OF
                                                    TOTAL
                                                   OPTIONS
                               NUMBER OF           GRANTED
                              SECURITIES             TO
                              UNDERLYING          EMPLOYEES         EXERCISE
                                OPTIONS           IN FISCAL           PRICE          EXPIRATION
         NAME                   GRANTED             YEAR            ($/SHARE)           DATE               5%               10%
         ----                   -------            ------          -----------         ------              --               ---
Robert C. Klein                 45,000               25%             10.375             7/07            $293,615         $744,079

---------------
(1) Potential values stated are the result of using the SEC method of calculations of annually compounding 5% and 10% appreciation in value from the date of grant to the end of the option term. Such assumed rates of appreciation and potential realizable values are not necessarily indicative of the appreciation, if any, which may be realized in future periods.

OPTION EXERCISES AND YEAR-END VALUES

         The following table sets forth information with respect to options exercised during the fiscal year ended December 27, 1997 and unexercised options to purchase shares of common stock for each of the executive officers at December 27, 1997.

                                                           NUMBER OF SECURITIES
                                                          UNDERLYING UNEXERCISED                  VALUE OF UNEXERCISED
                        SHARES                                  OPTIONS AT                      IN-THE-MONEY OPTIONS AT
                       ACQUIRED                              DECEMBER 27, 1997                    DECEMBER 27, 1997(1)
                          ON          VALUE         ----------------------------------     ---------------------------------
     NAME              EXERCISE      REALIZED       EXERCISABLE          UNEXERCISABLE     EXERCISABLE         UNEXERCISABLE
     ----              --------      --------       -----------          -------------     -----------         -------------
J. Ford Taylor          11,700       $79,209           77,689                37,912          $440,829             $228,230
F. Clayton Chambers      --            --              21,139                 3,791          $100,414              $22,822
Robert C. Klein          --            --              15,000                30,000             --                   --
Deborah S. Williams      --            --              13,268                 9,477           $69,260              $30,195

---------------
(1) Calculated by multiplying the number of shares underlying outstanding in-the-money options by the difference between the last sales price of the common stock on December 27, 1997 and the exercise price per share. Options are in-the-money if the fair market value of the underlying common stock exceeds the exercise price of the option.

DIRECTOR COMPENSATION

     Directors not employed by the Company ("Non-Employee Directors") receive compensation of $16,000 annually for service on the board plus reimbursement of expenses in attending meetings. Under the Company's 1997 Incentive Plan, each current Non-Employee Director elected for the first time to the board will receive a one-time grant of options to purchase 15,000 shares of Common Stock, and beginning with the Company's 1998 annual meeting, the Company anticipates that each Non-Employee Director will receive an additional grant of options to purchase 5,000 shares of Common Stock on the date of each stockholder vote regarding election of directors. All such options will be granted at an exercise price per share equal to the fair market value of a share of Common Stock on the date of grant.

EMPLOYMENT AGREEMENTS

     The Company has entered into employment agreements with Messrs. Taylor and Chambers that provide for current annual base salaries of $275,000 and $175,000, respectively. The agreements expire on December 31, 1999. Mr. Taylor's agreement provides for minimum cash bonuses of $15,000, $17,500 and $20,000 for calendar years ending 1997, 1998 and 1999, respectively, and for discretionary bonuses. Mr. Chambers' agreement provides for minimum cash bonuses of $5,000, $7,500 and $10,000 for calendar years ending 1997, 1998 and 1999, respectively, and for discretionary bonuses. Messrs. Taylor and Chambers are entitled to participate in the

Company's incentive plan (the "Plan") and may receive benefits under such Plan in an amount of up to 100% of base salary. If the employment agreements of Messrs. Taylor and Chambers are terminated without cause prior to the end of the term of those agreements, the Company must pay an amount equal to the employee's base salary and guaranteed bonuses for the remainder of the term of the employment agreement. If the agreements of Messrs. Taylor and Chambers are terminated with cause prior to the end of the term of those agreements, the Company is obligated to pay an amount equal to the employee's base salary accrued to the date of discharge. In addition, the agreements provide that upon termination of employment, the terminated officer will be prohibited from competing with the Company for a period of two years. Mr. McKnight is also a party to an employment agreement which expires in December 1998, which provides for an annual salary of $150,000, as well as terms and severance arrangement similar to those in Mr. Taylor's and Mr. Chambers agreements.

         In July 1997, in connection with the acquisition of Morning Sun, Inc., the Company entered into an employment agreement with Mr. Klein that provides for a current annual base salary of $250,000. The agreement expires on July 1, 2000. Mr. Klein's agreement entitles him to participate in the Plan and to receive benefits under such Plan in an amount of up to 100% of his base salary. In addition, Mr. Klein may receive discretionary bonuses, and his employment agreement provided for the grant on the date of the agreement of options to purchase 45,000 shares of the common stock of the Company. Mr. Klein's options vest 33 1/3% per year for three years beginning on the date of grant. If Mr. Klein's employment agreement is terminated without cause prior to the end of the term of that agreement, the Company must pay an amount equal to base salary for the one-year period following such termination, plus the pro rata portion of the bonus under the Plan through such termination. If the agreement is terminated with cause prior to the end of its term, the Company is obligated to pay an amount equal to the base salary accrued to the date of discharge. In addition, the agreement provides that upon termination of employment, Mr. Klein will be prohibited from competing with the Company for a period of one year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the Company's common stock at April 4, 1998, by (i) all directors, (ii) the chief executive officer and other executive officers, (iii) each person who beneficially owns more than five percent of the Company's common stock and (iv) all directors and executive officers as a group.

                                                        NUMBER OF      PERCENT
           NAME                                          SHARES       OF CLASS
           ----                                      -------------    --------
Equus II Incorporated.............................    2,922,955(1)      56.4%
     2929 Allen Parkway, Suite 2500
     Houston, Texas 77019

Allied Investment Corporation.....................      342,938          7.8%

Allied Investment Corporation II
     1666 K Street, N.W., Suite 901
     Washington, D.C. 20006

Bank of America NW, N.A., d/b/a Seafirst Bank.....      307,552          7.0%
     820  A  Street, Suite 250
     P.O. Box 1493
     Tacoma, Washington 98401

                                                   NUMBER OF          PERCENT
           NAME                                     SHARES            OF CLASS
           ----                                 -------------         --------
George Warny.............................         269,762(2)             6.0%
     215 Flag Lake Drive
     Clute, Texas 77531
Samuel T. McKnight.......................         227,741(3)             5.1%
     215 Flag Lake Drive
     Clute, Texas 77531
Alan B. Elenson..........................         232,575(4)             5.0%
     330 Tompkins Avenue
     Staten Island, New York 10304
J. Ford Taylor...........................         265,620(5)             5.8%
     4101 Founders Blvd.
     Batavia, Ohio 45103
F. Clayton Chambers......................         256,713(6)             5.7%
     4101 Founders Blvd.
     Batavia, Ohio 45103
Michael S. Chadwick......................         269,967(7)             6.0%
     3100 Chase Tower
     Houston, Texas 77002
Robert C. Klein..........................          88,171(8)             2.0%
Deborah S. Williams......................          23,202(9)             0.5%
Randall B. Hale..........................       2,958,119(10)(11)       56.7%
Nolan Lehmann............................       2,947,433(10)(12)       56.6%
All directors and executive officers
  as a group (nine persons)..............       4,346,586(1)(3)-(12)    74.7%
--------------
(1) Includes 170,839 shares which may be acquired upon exercise of warrants and 591,808 shares issuable upon conversion of preferred stock.

(2) Includes 6,824 shares which may be acquired upon exercise of warrants and 40,083 shares issuable upon conversion of preferred stock. Includes 106,116 shares as to which Mr. Warny serves as trustee and as to which Mr. Warny disclaims beneficial ownership. Excludes 90,988 shares held by trusts for the benefit of Mr. Warny's children and for which Mr. McKnight serves as trustee and as to which Mr. Warny disclaims beneficial ownership.

(3) Includes 35,141 shares issuable upon conversion of preferred stock and includes 90,988 shares to which Mr. McKnight serves as trustee and as to which Mr. McKnight disclaims beneficial ownership. Excludes 106,116 shares held by trusts for the benefit of Mr. McKnight's children and for which Mr. Warny serves as trustee and as to which Mr. McKnight disclaims beneficial ownership.

(4) Includes 232,575 shares that may be acquired upon exercise of warrants and options. Includes 226,896 shares held jointly with, or separately by, Joann Elenson, Mr. Elenson's spouse.

(5) Includes 122,425 shares that may be acquired upon exercise of warrants and options and 32,401 shares issuable upon conversion of preferred stock. Includes 123,193 shares held jointly by Sandra Taylor, Mr. Taylor's spouse.

(6) Includes 31,754 shares that may be acquired upon exercise of warrants and options and 23,563 shares issuable upon conversion of preferred stock of which 5,041 shares and 2,588 shares upon conversion are held in trust for Mr. Chambers' children.

(7) Includes 37,367 shares that may be acquired upon exercise of warrants and options and 26,157 shares issuable upon conversion of preferred stock.

(8)  Includes 15,000 shares that may be acquired upon exercise of options.

(9) Includes 22,214 shares that may be acquired upon exercise of warrants and options and 988 shares issuable upon conversion of preferred stock.

(10) Includes 2,922,955 shares beneficially owned by Equus II; each holder disclaims beneficial ownership of such shares.

(11) Includes 35,164 shares that may be acquired upon exercise of options.

(12) Includes 24,478 shares that may be acquired upon exercise of options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In April 1997, the Company entered into a financial advisory agreement with SMM pursuant to which SMM agreed to provide certain financial advisory services to the Company. The agreement provides for payments to SMM in the amount of $10,000 per month, for a period of 12 months, but the Company has the right to terminate the agreement after the cumulative payment to SMM of $60,000. SMM also received a lump sum success fee of $50,000 in connection with the Company's acquisition of all of the capital stock of SolarCo, Inc., the parent of Morning Sun (the "Morning Sun Acquisition"). In connection with the public offering of 10 1/2% of Senior Notes due 2007 (the "Offering"), SMM received an amount equal to the product of 0.25% multiplied by the gross proceeds of the Offering, which amounted to $250,000. SMM agreed to forego, after completion of the Offering, the $50,000 contingent lump sum success fee payable by the Company in connection with the Morning Sun Acquisition.

     Mr. Klein was a shareholder of Morning Sun, Inc. and in consideration for the sale of his shares to the Company, he received 73,171 shares of Company common stock and cash in the amount of $1,339,882.

     A subsidiary of the Company leases a 88,625 square foot office and production facility in College Station, Texas, from a partnership whose owners include corporations in which Equus II and Messrs. Taylor, Chambers, Chadwick, McKnight and Warny have an ownership interest. The two leases are for a ten-year term expiring 2002 and provide for aggregate monthly lease payments of $18,500.

     Management is of the opinion that all the transactions described were on terms at least as favorable as could have been obtained from unaffiliated third parties.

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

Date:    April 27, 1998