Form 10-Q
period 1998-04-04
BRAZOS SPORTSWEAR INC /DE/
filed 1998-05-19
CIK 856711

================================================================================
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR QUARTERLY PERIOD ENDED APRIL 4, 1998

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

                             4101 FOUNDERS BOULEVARD
                               BATAVIA, OHIO 45103
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

         Registrant's telephone number including area code 513-753-3400

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


                                    4,419,479
                             ----------------------
             (SHARES OF COMMON STOCK OUTSTANDING AS OF MAY 15, 1998)

--------------------------------------------------------------------------------
================================================================================

                             BRAZOS SPORTSWEAR, INC.

                                    FORM 10-Q
                         FOR THE QUARTERLY PERIOD ENDED
                                  APRIL 4, 1998

                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION

    ITEM 1:  FINANCIAL STATEMENTS

             Consolidated Condensed Balance Sheets as of April 4,
             1998 and December 27, 1997 (unaudited).........................   1

             Consolidated Condensed Statements of Operations for the
             fourteen weeks ended April 4, 1998 (unaudited) and
             the thirteen weeks ended March 29, 1997 (unaudited)............   3

             Consolidated Condensed Statements of Cash Flows for the
             fourteen weeks ended April 4, 1998 (unaudited) and thirteen
             weeks ended March 29, 1997 (unaudited).........................   4

             Notes to Financial Statements (unaudited)......................   5

    ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF
             OPERATIONS.....................................................  10

PART II - OTHER INFORMATION.................................................  13

                          PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                             BRAZOS SPORTSWEAR, INC.

                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

                    AS OF APRIL 4, 1998 AND DECEMBER 27, 1997
                             (DOLLARS IN THOUSANDS)


                                                                                         1998                1997
                                                                                       --------            --------
ASSETS
CURRENT ASSETS:
     Cash                                                                              $  1,721            $  2,679
     Accounts receivable, net of allowance for doubtful accounts of $8,112
       and $7,930, respectively                                                          36,979              41,989
     Inventory (Note 2(b))                                                               65,906              55,551
     Prepaid expenses                                                                     9,201               8,861
     Income tax receivable                                                                6,933               2,841
     Deferred tax assets                                                                  4,649               4,649
                                                                                       --------            --------
                  Total current assets                                                  125,389             116,570
                                                                                       --------            --------

PROPERTY, PLANT AND EQUIPMENT-net, at cost                                               14,337              13,336
                                                                                       --------            --------
INTANGIBLE ASSETS:
     Costs in excess of fair value of assets acquired                                    50,869              50,869
     Less- accumulated amortization                                                      (1,928)             (1,655)
                                                                                       --------            --------
                                                                                         48,941              49,214
                                                                                       --------            --------
     Other                                                                                7,661               7,661
     Less- accumulated amortization                                                      (2,003)             (1,740)
                                                                                       --------            --------
                                                                                          5,658               5,921
                                                                                       --------            --------
                  Total intangible assets                                                54,599              55,135
                                                                                       --------            --------

OTHER ASSETS                                                                                267                 269
                                                                                       --------            --------
                                                                                       $194,592            $185,310
                                                                                       ========            ========


                   The accompanying notes are an integral part
                 of these consolidated condensed balance sheets.

                             BRAZOS SPORTSWEAR, INC.


                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

                    AS OF APRIL 4, 1998 AND DECEMBER 27, 1997
                             (DOLLARS IN THOUSANDS)


                                                                                         1998                1997
                                                                                       --------            --------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Borrowings pursuant to revolving
         credit agreement (Note 2(c))                                                  $ 39,848            $ 31,504
     Current portion of other debt                                                          969                 947
     Accounts payable                                                                    24,155              13,902
     Accrued liabilities                                                                 14,006              16,976
                                                                                       --------            --------
                  Total current liabilities                                              78,978              63,329
                                                                                       --------            --------

LONG-TERM OBLIGATIONS - LESS SCHEDULED MATURITIES:
     Senior notes payable                                                                99,298              99,277
     Subordinated debt due to related parties                                             1,500               1,500
     Capital lease liability                                                                658                 795
                                                                                       --------            --------
                                                                                        101,456             101,572
                                                                                       --------            --------

DEFERRED INCOME TAXES PAYABLE                                                             1,141               1,141

OTHER LIABILITIES                                                                         1,711               2,036

MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK
                                                                                          8,796               8,577

COMMITMENTS AND CONTINGENCIES (Note 5)

SHAREHOLDERS' EQUITY:
     Common stock, $.001 par value, 15,000,000 shares authorized and 4,419,479 and 4,412,655 shares issued and outstanding at April 4, 1998 and December
       27, 1997, respectively                                                                 4                   4
     Additional paid-in capital                                                          11,331              11,312
     Retained deficit                                                                    (8,825)             (2,661)
                                                                                       --------            --------

                  Total shareholders' equity                                              2,510               8,655
                                                                                       --------            --------
                                                                                       $194,592            $185,310
                                                                                       ========            ========


                   The accompanying notes are an integral part
                 of these consolidated condensed balance sheets.

                             BRAZOS SPORTSWEAR, INC.


           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                 FOR THE FOURTEEN WEEKS ENDED APRIL 4, 1998 AND
                      THIRTEEN WEEKS ENDED MARCH 29, 1997
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                                      1998             1997
                                                                                   ----------       -----------
NET SALES                                                                          $   52,981       $   34,907
COST OF GOODS SOLD                                                                     43,085           26,720
                                                                                   ----------       -----------
                  Gross profit                                                          9,896            8,187

OPERATING EXPENSES:
     Selling, general and administrative expenses                                      14,871            8,117
     Restructuring charge  (Note 2(e))                                                    745               -
     Amortization of intangible assets                                                    537              285
                                                                                   ----------       -----------
                  Total operating expenses                                             16,153            8,402
                  Operating loss                                                       (6,257)            (215)
                                                                                   ----------       -----------

OTHER EXPENSE (INCOME):
     Interest expense                                                                   3,663            1,145
     Other, net                                                                           (13)             125
                                                                                   ----------       -----------
                  Loss before credit for income taxes                                  (9,907)          (1,485)

CREDIT FOR INCOME TAXES                                                                (3,962)            (609)
                                                                                   ----------       -----------
                  Net loss                                                             (5,945)            (876)

DIVIDENDS AND ACCRETION ON PREFERRED STOCK
                                                                                          219              165
                                                                                   ----------       -----------
     Net loss available for common shareholders                                    $   (6,164)      $   (1,041)
                                                                                   ==========       ===========
BASIC AND DILUTED PER SHARE DATA: (Note 2(d))
     Loss per share                                                                $    (1.40)      $     (.27)
                                                                                   ==========       ===========
WEIGHTED AVERAGE SHARES OUTSTANDING                                                 4,416,833        3,787,274
                                                                                   ==========       ===========



                   The accompanying notes are an integral part
              of these consolidated condensed financial statements.

                             BRAZOS SPORTSWEAR, INC.


           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                 FOR THE FOURTEEN WEEKS ENDED APRIL 4, 1998 AND
                     THE THIRTEEN WEEKS ENDED MARCH 29, 1997
                             (DOLLARS IN THOUSANDS)

                                                                                                1998           1997
                                                                                              --------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                                 $ (5,945)      $  (876)
     Adjustments to reconcile net loss to net cash used in operating activities-
         Depreciation                                                                              514           381
         Amortization of intangible assets                                                         537           285
         Decrease (increase) in accounts receivable                                              5,010          (328)
         Increase in inventory                                                                 (10,355)       (9,244)
         Increase in prepaid expenses                                                             (339)         (344)
         Increase in income tax receivable                                                      (4,092)         (426)
         Decrease (increase) in other noncurrent assets                                              3          (946)
         Increase in accounts payable and accrued liabilities                                    7,028         7,663
                                                                                              --------       -------
                  Net cash used in operating activities                                         (7,639)       (3,835)
                                                                                              --------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of Sun Sportswear, Inc., net of cash acquired                                          -        (4,613)
     Purchases of property, plant and equipment, net                                            (1,515)           21
                                                                                              --------       -------
                  Net cash used in investing activities                                         (1,515)       (4,592)
                                                                                              --------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings pursuant to revolving credit agreement, net                                      8,344         9,045
     Borrowings of long-term debt pursuant to credit agreement                                       -         1,000
     Repayments of long-term debt pursuant to credit agreement                                       -          (600)
     Repayments of subordinated debt                                                                 -        (3,000)
     Repayment of capital lease obligations and industrial revenue bonds                           (93)         (157)
     Payments made under non-compete agreements                                                    (75)          (25)
     Payments for deferred financing costs                                                           -          (140)
     Issuance of common stock                                                                       20           100
     Issuance of preferred stock and related stock purchase warrants                                 -         2,000
                                                                                              --------       -------
                  Net cash provided by financing activities                                      8,196         8,223
                                                                                              --------       -------
NET  DECREASE IN CASH                                                                             (958)         (204)

CASH AT BEGINNING OF PERIOD                                                                      2,679           561
                                                                                              --------       -------
CASH AT END OF PERIOD                                                                         $  1,721       $   357
                                                                                              ========       =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest                                                                   $  6,338       $ 1,687
     Cash paid for income taxes                                                                    144         1,404

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
     Payments of PIK dividends and accretion of preferred stock                                    219           165

                   The accompanying notes are an integral part of these consolidated condensed statements.

                             BRAZOS SPORTSWEAR, INC.


                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

                    AS OF APRIL 4, 1998 AND DECEMBER 27, 1997



(1)    Organization and Structure-

       On March 14, 1997, BSI Holdings, Inc. (Holdings) consummated a merger with Sun Sportswear, Inc. (Sun) (hereinafter referred to as the "Merger") whereby Holdings acquired an 86% ownership interest in Sun. The Merger has been accounted for as a reverse acquisition with Sun being the surviving legal entity and Holdings being the aquiror for accounting purposes. Concurrent with the Merger, Sun was reincorporated in the State of Delaware under the name Brazos Sportswear, Inc. (Brazos or the Company). See Note 3 for further information.

       Effective April 6, 1998, the Company's principal operating subsidiary, Brazos, Inc., a Texas corporation, was reincorporated in Delaware as a limited liability company and was renamed Brazos Sportswear, LLC.

(2)    Significant Accounting Policies-

       (a) Interim Financial Statements--The accompanying consolidated condensed financial statements of Brazos for the fourteen weeks ended April 4, 1998 reflect the results of operations of the Company. The accompanying historical consolidated condensed financial statements of Brazos include the results of operations of Sun from the date of acquisition and prior to March 14, 1997, reflect Holdings' historical results.

              The accompanying consolidated condensed financial statements of Brazos are unaudited. These unaudited interim financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying consolidated condensed financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. These consolidated condensed financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in Brazos' Annual Report on Form 10-K dated March 27, 1998.

              The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year.

       (b) Inventory--Inventories are comprised of:

           INVENTORY CATEGORY                   METHOD    APRIL 4,  DECEMBER 27,
           ------------------                   ------      1998        1997
                                                          -------     -------
           Raw materials                         LIFO     $ 3,791     $ 3,605
           Finished goods                        LIFO      16,145      12,725
                                                          -------     -------
                                                           19,936      16,330
           Less -- LIFO reserve                              (182)       (182)
                                                          -------     -------
                             Total LIFO                    19,754      16,148
                                                          -------     -------
           Raw materials                         FIFO      28,787      24,663
           Work in process                       FIFO       4,876       5,926
           Finished goods                        FIFO      12,489       8,814
                                                          -------     -------
                             Total FIFO                    46,152      39,403
                                                          -------     -------
                             Total inventory              $65,906     $55,551
                                                          =======     =======

           Finished goods on a LIFO basis include blank garments of $14.5 million and $11.3 million at April 4, 1998 and December 27, 1997, respectively which are sold by Brazos' wholesale distribution division.

       (c) Debt--The Company maintains a loan and security agreement which provides a revolving line of credit (the "Credit Facility") to the Company's principal operating subsidiary, Brazos Sportswear, LLC (the "Borrower") in an aggregate principal amount of up to $70.0 million, subject to collateral limitations. The Credit Facility requires compliance with certain financial covenants, as defined. At April 4, 1998, the Borrower was not in compliance with its minimum fixed charge coverage ratio. The noncompliance has been waived by the Company's senior secured lenders. Borrowings pertaining to the Credit Facility are classified as current liabilities as of April 4, 1998 and December 27, 1997.

       (d) Loss Per Share--In 1997, the Company adopted SFAS No. 128, "Earnings per Share". As a result, the Company's reported earnings per share for 1997 have been restated. The effect of this accounting change on previously reported earnings per share (EPS) data is as follows for the thirteen weeks ended March 29, 1997:

                                                          1997
                                                         ------
               Per share amounts
                    Primary EPS as reported              $ (.27)
                    Effect of SFAS No. 128                   -
                                                         ------
                    Basic EPS as restated                $ (.27)
                                                         ======

           Basic earnings per share were computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share for 1998 and 1997 are equal to basic earnings per share because of the loss periods. During loss periods, all options and warrants are excluded from the dilutive calculation since they are anti-dilutive.

                                                                   FOR THE FOURTEEN WEEKS ENDED APRIL 4, 1998
                                                                   ------------------------------------------
                                                                                                    PER-SHARE
                                                                       INCOME         SHARES        AMOUNT
                                                                       -------       ---------      ---------
                                                                   (000's Omitted)
               Net Loss                                                $(5,945)

               Less: dividends and accretion on preferred stock           (219)
                                                                       -------
               BASIC AND DILUTED EARNINGS PER SHARE
               Loss available to common shareholders                   $(6,164)      4,416,833       $(1.40)
                                                                       =======       =========       ======

                                                                   FOR THE THIRTEEN WEEKS ENDED MARCH 29, 1997
                                                                                                    PER-SHARE
                                                                       INCOME         SHARES        AMOUNT
                                                                       -------       ---------      ---------
                                                                   (000's Omitted)

               Net Loss                                                $  (876)

               Less: dividends and accretion on preferred stock           (165)
                                                                       -------
               BASIC AND DILUTED EARNINGS PER SHARE
               Loss available to common shareholders                   $(1,041)      3,787,274       $ (.27)
                                                                       =======       =========       ======

              Loss per share amounts for all periods have also been computed in accordance with Securities and Exchange Commission Staff Accounting Bulletin No.98. There were no nominal shares issued as defined by SAB No. 98.

        (e) Restructuring of Operations--In the first quarter of 1998, the Company continued with its plan initiated in the fourth quarter of 1997 to reduce costs and improve operating efficiencies and recorded an additional restructuring charge of approximately $.7 million. This charge principally relates to additional lease termination costs and the physical movement of assets and personnel associated with the closure and consolidation of two manufacturing facilities into one existing facility. Total charges incurred from the inception of this restructuring plan are $6.4 million.
            The restructuring will be completed by the middle of 1998.

        (f) New Accounting Pronouncement--In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS No. 130), effective for fiscal years beginning after December 15, 1997. After reviewing the provisions of SFAS No. 130, the Company concluded that the statement was not applicable to the Company for any periods presented and does not anticipate it being applicable in the future.

            In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131), which requires disclosures for each segment in which the chief operating decision maker organizes these segments within a company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure and any manner in which management disaggregates a company. The Company intends to adopt SFAS No. 131 in the fourth quarter of fiscal 1998. The Company anticipates that adoption of SFAS No. 131 will expand disclosures but will not have an impact on reported consolidated financial position, results of operations or cash flows.

        (g) Reclassification--Certain amounts in the 1997 condensed consolidated financial statements have been reclassified to conform to the 1998 presentation.

(3)    Mergers and Acquisitions-

       During 1997, the Company made the following acquisitions, all of which have been accounted for as purchases. The results of operations of each acquisition are included in the Company's consolidated results of operations from the effective date of each acquisition.

       (a) Sun Sportswear, Inc. ("Sun")--Effective March 14, 1997, BSI Holdings, Inc. (Holdings) consummated a merger with Sun whereby the Shareholders of Holdings acquired an 86% ownership interest in Sun. The purchase price of approximately $12.7 million consisted of cash ($4.7 million), the issuance of a subordinated debenture to the former majority shareholder ($1.5 million) and the value of the Company's equity interest subsequent to the Merger ($6.5 million).

       (b) SolarCo, Inc.--Effective July 2, 1997, the Company acquired all of the outstanding capital stock of SolarCo, Inc. the parent company to Morning Sun, Inc. ("Morning Sun") for approximately $31.3 million, consisting of approximately $30.5 million in cash and deferred payments, and the issuance of 73,171 shares of common stock valued at approximately $.8 million. Goodwill from this acquisition (approximately $25.9 million) is being amortized over a period of 40 years.

       (c) Premier Sports Group, Inc. ("Premier")--Effective July 2, 1997, the Company also acquired certain assets and assumed certain liabilities of Premier for approximately $3.5 million, consisting of approximately $2.0 million in cash and $1.5 million in subordinated debt to the selling shareholders. The purchase price for Premier also includes a contingent earnout of up to $4.0 million to the former owner of Premier. The payment of the earnout is contingent upon financial performance measures being achieved for calendar years 1997 through 2000. No earnout payments were achieved in 1997. Goodwill from this acquisition (approximately $3.5 million, subject to revision pending the outcome of the contingent earnout) is being amortized over a period of 40 years.

       (d) CS Crable Sportswear, Inc.--Effective September 29, 1997, the Company acquired certain assets of CS Crable Sportswear, Inc. ("Crable"), a wholly owned subsidiary of The Midland Company ("Midland"), for approximately $13.3 million in cash. Concurrent with this transaction, the Company entered into a long term lease commitment with Midland for the former Crable facility.

       Pro forma results of the Company, Sun, Morning Sun, Premier, and Crable combined, assuming the acquisitions were consummated at the beginning of fiscal 1997, follow. Such pro forma information reflects adjustments to reflect the elimination of Sun's historical depreciation expense for the write-off of net equipment and leasehold improvements resulting from the application of purchase accounting, elimination of pre-merger acquisition expenses incurred by Sun, elimination of compensation expense to reflect compensation levels on a post-acquisition basis pursuant to post-acquisition employment and advisory agreements for Morning Sun and Premier, elimination of severance costs for Crable employees terminated as a result of the acquisition, increased rent expense for the lease of the Crable facility, increased amortization expense for Morning Sun and Premier as a result of purchased goodwill, additional interest expense related to increased net indebtedness and dividends on additional preferred stock issued.

                                                                  PERIOD ENDED
                                                                  ------------
                                                                    MARCH 29,
                                                                      1997
                                                                  ------------
                   (000's omitted except per share amounts)
          Net sales                                                 $57,278
          Net loss                                                   (4,182)
          Loss available to common shareholders                      (4,397)
          Loss per share                                            $ (1.01)

(4)    Significant Customers-

       Brazos had net sales of $12.0 million to two customers for the fourteen weeks ended April 4, 1998 and $7.1 million to two customers for the thirteen weeks ended March 29, 1997. These amounts represented 23% and 20% of total net sales during the fourteen weeks ended April 4, 1998 and the thirteen weeks ended March 29, 1997, respectively. The accompanying consolidated condensed balance sheets include accounts receivable of $12.9 million and $11.7 million at April 4, 1998 and December 27, 1997, respectively, due from such customers.

(5)    Commitments and Contingencies-

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



RESULTS OF OPERATIONS

         Restructuring Plan

         During the fourth quarter of 1997, the Company initiated a restructuring plan (the "Restructuring Plan") that included, as a key component, the consolidation of three facilities into one facility located in Cincinnati, Ohio. The Restructuring Plan is intended to improve operating efficiencies by combining manufacturing operations. The Company's results of operations have been negatively impacted during implementation of the Restructuring Plan, as the Company has experienced unexpected operational inefficiencies resulting in (i) increased personnel training and outsourcing costs, (ii) lower sales due to shipment delays, and (iii) higher levels of returns and markdowns due to difficulties in meeting certain customer performance expectations on product shipments from the Cincinnati facility.

         The Company is evaluating the impact of the increased costs and production inefficiencies that have resulted from the implementation of the Restructuring Plan and is aggressively addressing these issues to bring the Cincinnati facility to full capacity and meet customer deliveries in an efficient and profitable manner. As a result of ongoing and further improvements, the Company anticipates a decline in its reliance upon contract services and expects that the facility will be fully operational in the third quarter of fiscal 1998 resulting in lower production costs and improved operating margins.

         The following table sets forth, for the periods indicated, the components of Brazos' statements of operations expressed as a percentage of net sales on a historical basis.

                                                                        FOURTEEN WEEKS               THIRTEEN WEEKS
                                                                      ENDED APRIL 4, 1998         ENDED MARCH 29, 1997
                                                                     --------------------         --------------------
Net sales                                                                    100.0%                       100.0%
Cost of goods sold                                                            81.3%                        76.5%
                                                                             -------                       ------
        Gross profit                                                          18.7%                        23.5%
Operating expenses, excluding restructuring charge                            29.1%                        24.1%
Restructuring charge                                                           1.4%                           -
                                                                             -------                       ------
        Operating loss                                                       (11.8%)                        (.6%)
Other expense
        Interest expense                                                       6.9%                         3.3%
        Other, net                                                             -                             .4%
                                                                             -------                       ------
Loss before credit for income taxes                                          (18.7%)                       (4.3%)
Credit for income taxes                                                       (7.5%)                       (1.7%)
                                                                             -------                       ------
Net loss                                                                     (11.2%)                       (2.5%)
                                                                             =======                       ======

         Fourteen Weeks Ended April 4, 1998 compared with the Thirteen Weeks Ended March 29, 1997

         The Company's net sales increased approximately $18.1 million, or 51.8%, from $34.9 million in 1997 to $53.0 million in 1998. This increase was attributable to the four acquisitions completed by the Company in 1997 as well as the additional week of operations provided by a fourteen week accounting period in 1998. See Note 3 of the Notes to Financial Statements for further information related to the acquisitions made in 1997. Net sales were significantly less than expected due to (i) the disruption in operations resulting from implementation of the Restructuring Plan and (ii) overall weakness in the decorated apparel industry.

           Brazos' gross profit increased $1.7 million, or 20.9%, from $8.2 million in 1997 to $9.9 million in 1998, as a result of the increase in sales volume. Overall gross profit margin decreased to 18.7% in 1998 from 23.5% in 1997, primarily as a result of increased costs associated with the Restructuring Plan. In addition, the seasonality of the acquired businesses contributed a lower gross profit margin than Brazos' historical gross profit margin.

         Operating expenses increased $7.8 million, or 92.3%, from $8.4 million in 1997 to $16.2 million in 1998. The increase in operating expenses was directly attributable to the acquisitions completed in 1997 as well as an additional non-recurring restructuring charge of $.7 million. Excluding the restructuring charge, as a percentage of sales, operating expenses increased from 24.1% in 1997 to 29.1% in 1998. This increase principally relates to difficulties associated with the implementation of the Restructuring Plan. Also, the seasonality of the acquired businesses contributed higher operating expenses as a percentage of sales than Brazos' historical operating expenses as a percentage of sales.

         Interest expense increased $2.5 million, or 219.9%, from $1.1 million in 1997 to $3.7 million in 1998. The increase was a result of the issuance of $100 million of 10.5% Senior Notes (the "Notes") in July, 1997 and increased borrowings under Brazos' credit facility to fund its greater working capital needs in connection with the acquisitions made by the Company in 1997.

         An income tax benefit of $4.0 million has been recorded in 1998 at an effective tax rate of 40%, as management believes that future taxable income will be sufficient to realize this benefit. In 1997, an income tax benefit of $.6 million was recorded at an effective tax rate of 41%.

LIQUIDITY AND CAPITAL RESOURCES

         Brazos has financed its acquisitions and operations through borrowings under its bank lines of credit, public and private placements of debt and equity securities, seller financing and operating cash flow. The Company's cash requirements consist of its general working capital needs, required interest payments, including those on the Notes, capital expenditures and obligations under its leases.

         The Company has entered into a loan and security agreement with its senior secured lenders, which provides a revolving line of credit (the "Credit Facility") to the Company's principal operating subsidiary, Brazos Sportswear LLC (the "Borrower"), in the amount of up to $70.0 million, subject to collateral limitations. Advances under this line are based on a percentage of the Borrower's inventory and receivables and various other reserves established from time to time by the lenders. Interest on the line of credit is payable at prime plus .25% or the Eurodollar base rate plus 1.75%. The Credit Facility requires the Borrower to maintain certain levels of working capital and stockholders' equity and contains certain other restrictive covenants. The Credit Facility has an initial expiration of July 1, 2000, subject to extension, and borrowings under the Credit Facility are guaranteed by the Company. Under the Company's Credit

Facility, as of April 4, 1998, Brazos had an aggregate borrowing base of $54.4 million, based on existing collateral. Of its borrowing base, $13.6 million remained unused at April 4, 1998.

         During the first quarter, the Company incurred a net loss of $5.9 million. As a result, the Company was not in compliance with its minimum fixed charge coverage ratio under its Credit Facility. The noncompliance has been waived by the Company's senior secured lenders. The Company is in discussions with its senior secured lenders to amend its Credit Facility to bring the financial covenants in line with expected operating results for the year. If such an amendment is not obtained, management believes that the Company will be in violation of certain financial covenants as of the end of the Company's second quarter and throughout the remainder of the fiscal year.

         Management is evaluating its working capital needs in light of its current level of operations and cost structure. If the Company's cash requirements cannot be met by its currently available financing sources, the Company may seek to increase available borrowings under its Credit Facility. There can be no assurance that such additional borrowings, if necessary, will be available. Other sources of financing may include additional bank debt or the public or private sale of equity or debt securities. In connection with any such financing, the Company may be required to issue securities that would dilute the interests of the shareholders of the Company. There can be no assurance that the Company will be successful in arranging such financing at all or on terms commercially acceptable to the Company.

         If the Company is unable to amend its Credit Facility or obtain future waivers of any noncompliance, or if necessary, obtain additional financing, the Company's operations and financial condition could be adversely impacted.

         Brazos used $7.6 million of cash for operating activities in 1998 versus cash used for operating activities in 1997 of $3.8 million. Contributing to the use of cash in 1998 were: (i) a net loss of approximately $5.9 million and (ii) working capital investments of $2.7 million, offset by depreciation and amortization of $1.0 million. Working capital investments consisted primarily of an increase in inventory financed by accounts payable as the Company began building stock to support the seasonable nature of higher sales levels in the second and third quarters of fiscal 1998.

         The Company incurred capital expenditures net of disposals of $1.5 million in 1998. Capital expenditures consisted primarily of computer hardware and software, embroidery equipment and leasehold improvements related to the consolidation of facilities into the new Batavia facility.

         Financing activities provided $8.2 million of cash in 1998 principally through net borrowings under existing credit facilities. In 1997, net borrowings of debt and the issuance of preferred stock with detachable common stock purchase warrants provided $8.2 million.

YEAR 2000

         The Company expects its financial systems to become Year 2000 compliant during the second quarter of 1998. The Company has not completed an assessment of its current operating systems. However, in 1997, the Company began the implementation of a new operating software package as part of a reorganization and consolidation of the Company's numerous operating systems. The software package being implemented is Year 2000 compliant. The Company is implementing the new software in phases and expects the process to be complete by the end of the third quarter of fiscal 1999. In addition, the Company has not completed an assessment of the effects on the Company of Year 2000 issues at third party suppliers, vendors and customers.

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

                           PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION.

         Subsequent to the end of the first quarter, Brazos' Board of Directors accepted the resignation of the Company's president and CEO, J. Ford Taylor, and appointed his successor, Robert C. Klein, as the new president and CEO of the Company. Mr. Klein was also appointed to fill the vacancy on the board of directors created by Mr. Taylor's resignation as a director.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits
                  10.1     Brazos, Inc. 1998 Annual Incentive Compensation Plan

                  27       Financial Data Schedule

         (b) Reports on Form 8-K. The Company filed a report on Form 8-K dated March 27, 1998, with respect to the Company's change in fiscal year.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    BRAZOS SPORTSWEAR, INC.



                                    /S/ F. CLAYTON CHAMBERS
                                    -----------------------
                                    F. Clayton Chambers,
                                    Vice President and Chief Financial Officer

                                    /S/ STEVEN P. RATTERMAN
                                    -----------------------
                                    Steven P. Ratterman
                                    Controller and Principal Accounting Officer


DATE: May 19, 1998