Form 10-Q
period 1998-07-04
BRAZOS SPORTSWEAR INC /DE/
filed 1998-08-18
CIK 856711

================================================================================
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                     --------------------------------------

                                    FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR QUARTERLY PERIOD ENDED JULY 4, 1998

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


                                    4,421,752
                         ------------------------------
           (SHARES OF COMMON STOCK OUTSTANDING AS OF AUGUST 17, 1998)

--------------------------------------------------------------------------------
================================================================================

                             BRAZOS SPORTSWEAR, INC.

                                    FORM 10-Q
                         FOR THE QUARTERLY PERIOD ENDED
                                  JULY 4, 1998

                                                                                                 PAGE
                                                                                                 ----
PART I - FINANCIAL INFORMATION

         ITEM 1:  FINANCIAL STATEMENTS

                  Consolidated Condensed Balance Sheets as of July 4, 1998
                  and December 27, 1997 (unaudited).......................................         1

                  Consolidated Condensed Statements of Operations for the
                  twenty-seven weeks ended July 4, 1998 (unaudited) and the
                  twenty-six weeks ended June 28, 1997 (unaudited) and the
                  thirteen weeks ended July 4, 1998 (unaudited) and
                  June 28, 1997 (unaudited)...............................................         3

                  Consolidated Condensed Statements of Cash Flows for the
                  twenty-seven weeks ended July 4, 1998 (unaudited) and the
                  twenty-six weeks ended June 28, 1997 (unaudited)........................         4

                  Notes to Financial Statements (unaudited)...............................         5

         ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS..............................................................        12

PART II - OTHER INFORMATION...............................................................        19


                         PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                             BRAZOS SPORTSWEAR, INC.


                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

                    AS OF JULY 4, 1998 AND DECEMBER 27, 1997
                             (DOLLARS IN THOUSANDS)

                                                                                         1998                 1997
                                                                                       ---------           ---------
ASSETS
CURRENT ASSETS:
     Cash                                                                              $  1,310            $  2,679
     Accounts receivable, net of allowance for doubtful accounts
        of $6,945 and $7,930, respectively                                               36,055              41,989
     Inventory (Note 2(b))                                                               74,308              55,551
     Prepaid expenses                                                                     9,696               8,861
     Income tax receivable                                                                5,621               2,841
     Deferred tax assets                                                                  4,649               4,649
                                                                                       --------            --------
                  Total current assets                                                  131,639             116,570
                                                                                       --------            --------

PROPERTY, PLANT AND EQUIPMENT-net, at cost                                               14,447              13,336
                                                                                       --------            --------
INTANGIBLE ASSETS:
     Costs in excess of fair value of assets acquired                                    50,869              50,869
     Less- accumulated amortization                                                      (2,268)             (1,655)
                                                                                       --------            --------
                                                                                         48,601              49,214
                                                                                       --------            --------
     Other                                                                                7,661               7,661
     Less- accumulated amortization                                                      (2,267)             (1,740)
                                                                                       --------            --------
                                                                                          5,394               5,921
                                                                                       --------            --------
                  Total intangible assets                                                53,995              55,135
                                                                                       --------            --------
OTHER ASSETS                                                                                249                 269
                                                                                       --------            --------
                                                                                       $200,330            $185,310
                                                                                       ========            ========

                   The accompanying notes are an integral part
                 of these consolidated condensed balance sheets.

                             BRAZOS SPORTSWEAR, INC.


                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

                    AS OF JULY 4, 1998 AND DECEMBER 27, 1997
                             (DOLLARS IN THOUSANDS)

                                                                                         1998                1997
                                                                                       --------            --------
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
     Borrowings pursuant to revolving                                                  $ 59,928            $ 31,504
         credit agreement (Note 2(c))
     Current portion of other debt                                                          939                 947
     Accounts payable                                                                    25,590              13,902
     Accrued liabilities                                                                  9,093              16,976
                                                                                       --------            --------
                  Total current liabilities                                              95,550              63,329
                                                                                       --------            --------

LONG-TERM OBLIGATIONS - LESS SCHEDULED MATURITIES:
     Senior notes payable                                                                99,317              99,277
     Subordinated debt due to related parties                                             1,500               1,500
     Capital lease liability                                                                546                 795
                                                                                       --------            --------
                                                                                        101,363             101,572
                                                                                       --------            --------

DEFERRED INCOME TAXES PAYABLE                                                             1,141               1,141

OTHER LIABILITIES                                                                         1,162               2,036

MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK                                        9,027               8,577

COMMITMENTS AND CONTINGENCIES (Note 5)

SHAREHOLDERS' EQUITY (DEFICIT):
     Common stock, $.001 par value, 15,000,000 shares
       authorized and 4,419,479 and 4,412,655 shares issued and
       outstanding at July 4, 1998 and December 27, 1997, respectively                        4                   4
     Additional paid-in capital                                                          11,330              11,312
     Retained deficit                                                                   (19,247)             (2,661)
                                                                                       --------            --------
                  Total shareholders' equity (deficit)                                   (7,913)              8,655
                                                                                       --------            --------
                                                                                       $200,330            $185,310
                                                                                       ========            ========

                   The accompanying notes are an integral part
                 of these consolidated condensed balance sheets.

                             BRAZOS SPORTSWEAR, INC.


           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                       FOR THE PERIOD ENDED                 FOR THE PERIOD ENDED
                                                                  ------------------------------       -----------------------------
                                                                  JULY 4, 1998     JUNE 28, 1997       JULY 4, 1998    JUNE 28, 1997
                                                                   (13 WEEKS)       (13 WEEKS)          (27 WEEKS)       (26 WEEKS)
                                                                  ------------     -------------       ------------    -------------
    NET SALES                                                       $   54,272       $   56,198          $  107,254      $   91,105
    COST OF GOODS SOLD                                                  46,009           41,967              89,095          68,650
                                                                    ----------       ----------          ----------      ----------
                      Gross profit                                       8,263           14,231              18,159          22,455

    OPERATING EXPENSES:
         Selling, general and administrative expenses                   13,880           11,654              28,752          19,810
         Restructuring charge (Note (2(e))                                 -                -                   745             -
         Amortization of intangible assets and non-compete
           payments                                                        604              305               1,140             590
                                                                    ----------       ----------          ----------      ----------
                      Total operating expenses                          14,484           11,959              30,637          20,400
                      Operating income (loss)                           (6,221)           2,272             (12,478)          2,055
                                                                    ----------       ----------          ----------      ----------

    OTHER EXPENSE (INCOME):
         Interest expense                                                3,752            1,791               7,415           2,934
         Other, net                                                         (5)             (71)                (18)             54
                                                                    ----------       ----------          ----------      ----------
                      Income (loss) before provision (credit)
                        for income taxes                                (9,968)             552             (19,875)           (933)

    PROVISION (CREDIT) FOR INCOME TAXES                                    222              236              (3,740)           (373)
                                                                    ----------       ----------          ----------      ----------
                      Net income (loss)                                (10,190)             316             (16,135)           (560)

    DIVIDENDS AND ACCRETION ON PREFERRED STOCK                             231              247                 450             412
                                                                    ----------       ----------          ----------      ----------
         Net income (loss) available for common shareholders        $  (10,421)      $       69          $  (16,585)     $     (972)
                                                                    ==========       ==========          ==========      ==========

    PER SHARE DATA (Note 2(d)):
    BASIC EARNINGS PER SHARE
         Earnings (loss) per share                                  $    (2.36)      $      .02          $    (3.75)     $     (.24)
                                                                    ==========       ==========          ==========      ==========
         Weighted average shares outstanding                         4,419,479        4,319,158           4,418,107       4,053,214
                                                                    ==========       ==========          ==========      ==========
    DILUTED EARNINGS PER SHARE
         Earnings (loss) per share                                  $    (2.36)      $      .01          $    (3.75)     $     (.24)
                                                                    ==========       ==========          ==========      ==========
         Weighted average shares outstanding                         4,419,479        5,001,648           4,418,107       4,053,214
                                                                    ==========       ==========          ==========      ==========


                   The accompanying notes are an integral part
              of these consolidated condensed financial statements.

                             BRAZOS SPORTSWEAR, INC.


           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                FOR THE TWENTY-SEVEN WEEKS ENDED JULY 4, 1998 AND
                    THE TWENTY-SIX WEEKS ENDED JUNE 28, 1997
                             (DOLLARS IN THOUSANDS)



                                                                                                1998           1997
                                                                                              ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                                 $(16,135)     $   (560)
     Adjustments to reconcile net loss to net cash used in operating activities-
         Depreciation                                                                            1,181           758
         Amortization of intangible assets                                                       1,140           590
         Decrease (increase) in accounts receivable                                              5,934        (4,312)
         Increase in inventory                                                                 (18,757)      (20,439)
         Increase in prepaid expenses                                                             (834)         (121)
         Increase in income tax receivable                                                      (2,779)         (256)
         Decrease (increase) in other noncurrent assets                                             21        (1,993)
         Increase in accounts payable and accrued liabilities                                    3,075        14,540
                                                                                              --------      --------
                  Net cash used in operating activities                                        (27,154)      (11,793)
                                                                                              --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of Sun Sportswear, Inc., net of cash acquired                                        -          (4,613)
     Purchases of property, plant and equipment, net                                            (2,292)         (211)
                                                                                              --------      --------
                  Net cash used in investing activities                                         (2,292)       (4,824)
                                                                                              --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings pursuant to revolving credit agreement, net                                     28,424        18,239
     Borrowings of long-term debt pursuant to credit agreement                                     -           1,000
     Repayments of long-term debt pursuant to credit agreement                                     -          (1,250)
     Repayments of subordinated debt                                                               -          (2,998)
     Repayment of capital lease obligations and industrial revenue bonds                          (217)         (290)
     Payments made under non-compete agreements                                                   (150)          (58)
     Payments for deferred financing costs                                                         -            (140)
     Issuance of common stock                                                                       20           100
     Issuance of preferred stock and related stock purchase warrants                               -           2,000
                                                                                              --------      --------
                  Net cash provided by financing activities                                     28,077        16,603
                                                                                              --------      --------

NET DECREASE IN CASH                                                                            (1,369)          (14)

CASH AT BEGINNING OF PERIOD                                                                      2,679           561
                                                                                              --------      --------
CASH AT END OF PERIOD                                                                         $  1,310      $    547
                                                                                              ========      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest                                                                   $ 12,672      $  2,763
     Cash paid for income taxes (refunds received)                                                (949)        1,479

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
     Payments of PIK dividends and accretion of preferred stock                                    450           412


                   The accompanying notes are an integral part
             of these consolidated condensed financial statements.

                             BRAZOS SPORTSWEAR, INC.


                          NOTES TO FINANCIAL STATEMENTS

                    AS OF JULY 4, 1998 AND DECEMBER 27, 1997



(1)    Organization and Structure-

       On March 14, 1997, BSI Holdings, Inc. ("Holdings") consummated a merger with Sun Sportswear, Inc. ("Sun") (hereinafter referred to as the "Merger") whereby the stockholders of Holdings acquired an 86% ownership interest in Sun. The Merger has been accounted for as a reverse acquisition with Sun being the surviving legal entity and Holdings being the acquirer for accounting purposes. Concurrent with the Merger, Sun was reincorporated in the State of Delaware under the name Brazos Sportswear, Inc. ("Brazos" or "the Company"). See Note 3 for further information.

       Effective April 6, 1998, the Company's principal operating subsidiary, Brazos, Inc., a Texas corporation, was reincorporated in Delaware as a limited liability company and was renamed Brazos Sportswear, LLC.

(2)    Significant Accounting Policies-

       (a) Interim Financial Statements--The accompanying consolidated condensed financial statements of Brazos for the twenty-seven week period ended July 4, 1998 reflect the results of operations of the Company. The accompanying historical consolidated condensed financial statements of Brazos include the results of operations of Sun from the date of acquisition, and prior to March 14, 1997, reflect Holdings' historical results.

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

              The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year. The Company regularly evaluates whether events and circumstances have occurred that indicate that the amounts of intangible assets or deferred tax assets may not be realizable.

       (b)    Inventories--Inventories are comprised of:

                                                                        JULY 4,               DECEMBER 27,
                    INVENTORY CATEGORY               METHOD              1998                     1997
                    ------------------               ------             -------               ------------
           Raw Materials                              LIFO             $ 2,476                  $ 3,605
           Finished Goods                             LIFO              17,008                   12,725
                                                                       -------                  -------
                                                                        19,484                   16,330
           Less--LIFO reserve                                             (182)                    (182)
                                                                       -------                  -------
                    Total LIFO                                          19,302                   16,148
                                                                       -------                  -------
           Raw Materials                              FIFO              34,695                   24,663
           Work-in-Process                            FIFO               4,811                    5,926
           Finished Goods                             FIFO              15,500                    8,814
                                                                       -------                  -------
                    Total FIFO                                          55,006                   39,403
                                                                       -------                  -------
                    Total inventory                                    $74,308                  $55,551
                                                                       =======                  =======

              Finished goods on a LIFO basis include blank garments of $15.5 million and $11.3 million at July 4, 1998 and December 27, 1997, respectively which are sold by Brazos' wholesale distribution division.

       (c) Debt--The Company maintains a loan and security agreement which provides a revolving line of credit (the "Credit Facility") to the Company's principal operating subsidiary, Brazos Sportswear, LLC (the "Borrower") . On June 30, 1998, the Company and its senior lenders amended the Company's Credit Facility to include a forbearance agreement and to increase the amount of the facility from $70 million to $75 million, subject to collateral limitations. Interest on the line of credit increased from prime plus .25% or the Eurodollar base rate plus 1.75% to prime plus 1.25% or the Eurodollar base rate plus 2.75%. Under the forbearance agreement, the Company's lenders agreed to refrain from exercising their rights and remedies under the Credit Facility as a result of existing defaults through November 30, 1998. The forbearance agreement requires the Company to achieve certain levels of earnings before interest, taxes, depreciation and amortization ("EBITDA") on a monthly basis. As of July 4, 1998, the Company was in compliance with the EBITDA covenant. Borrowings pertaining to the Credit Facility are classified as current liabilities as of July 4, 1998 and December 27, 1997.

       (d) Earnings (Loss) Per Share--In 1997, the company adopted SFAS No. 128, "Earnings per Share". As a result, the Company's reported earnings per share for 1997 have been restated. The effect of this accounting change on previously reported earnings per share (EPS) data is as follows for the thirteen weeks ended and twenty-six weeks ended June 28, 1997:

                                                                          THIRTEEN              TWENTY-SIX
                                                                         WEEKS ENDED            WEEKS ENDED
                                                                         -----------            -----------
                       Per share amounts
                            Primary EPS as reported                       $     .01              $    (.23)
                            Effect of SFAS No. 128                              .01                   (.01)
                                                                          ---------              ----------
                            Basic EPS as restated                         $     .02              $    (.24)
                                                                          =========              ==========

                            Fully Diluted EPS as reported                 $    -                 $    (.23)
                            Effect of SFAS No. 128                              .01                   (.01)
                                                                          ---------              ----------
                            Diluted EPS as restated                       $     .01              $    (.24)
                                                                          =========              ==========

              Basic earnings per share were computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share for the thirteen weeks and twenty-seven weeks ended July 4, 1998 and the twenty-six weeks ended June 28, 1997 are equal to basic earnings per share because of the loss periods. During loss periods, all options and warrants are excluded from the dilutive calculation since they are anti-dilutive.

                                                                     FOR THE THIRTEEN WEEKS ENDED JULY 4, 1998
                                                                   --------------------------------------------
                                                                                                      PER-SHARE
                                                                        INCOME         SHARES          AMOUNT
                                                                   ---------------     ------         ---------
                                                                   (000's Omitted)
               Net Loss                                              $(10,190)

               Less: dividends and accretion on preferred stock          (231)
                                                                     --------
               BASIC AND DILUTED EARNINGS PER SHARE
               Loss available to common shareholders                 $(10,421)        4,419,479        $(2.36)
                                                                     ========         =========        ======


                                                                    FOR THE THIRTEEN WEEKS ENDED JUNE 28, 1997
                                                                   --------------------------------------------
                                                                                                      PER-SHARE
                                                                        INCOME         SHARES          AMOUNT
                                                                   ---------------     ------         ---------
                                                                   (000's Omitted)
               Net Income                                            $    316

               Less: dividends and accretion on preferred stock          (247)
                                                                     --------
               BASIC EARNINGS PER SHARE
               Income available to common shareholders               $     69         4,319,158        $  .02

               Effect of Dilutive Securities
                 Options
                                                                                        300,435
                 Warrants
                                                                                        245,692
                 Convertible Debt
                                                                                        136,363
                                                                                      ---------
               DILUTED EARNINGS PER SHARE
               Income available to common shareholders               $     69         5,001,648        $  .01
                                                                     ========         =========        ======

                                                                   FOR THE TWENTY-SEVEN WEEKS ENDED JULY 4, 1998
                                                                   ---------------------------------------------
                                                                                                      PER-SHARE
                                                                        INCOME         SHARES          AMOUNT
                                                                   ---------------     ------         ---------
                                                                   (000's Omitted)
               Net Loss                                              $ (16,135)

               Less: dividends and accretion on preferred stock           (450)
                                                                     ---------
               BASIC AND DILUTED EARNINGS PER SHARE
               Loss available to common shareholders                 $ (16,585)       4,418,107        $(3.75)
                                                                     =========        =========        ======



                                                                  FOR THE TWENTY-SIX WEEKS ENDED JUNE 28, 1997
                                                                  --------------------------------------------
                                                                                                      PER-SHARE
                                                                        INCOME         SHARES          AMOUNT
                                                                   ---------------     ------         ---------
                                                                   (000's Omitted)
               Net Loss                                              $    (560)

               Less: dividends and accretion on preferred stock           (412)
                                                                     ---------
               BASIC AND DILUTED EARNINGS PER SHARE
               Loss available to common shareholders                 $    (972)       4,053,214        $ (.24)
                                                                     =========        =========        ======


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

        (f) New Accounting Pronouncements--In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS No. 130), effective for fiscal years beginning after December 15, 1997. After reviewing the provisions of SFAS No. 130, the Company concluded that the statement was not applicable to the Company for any periods presented and does not anticipate it being applicable in the future.

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

       (g) Reclassification--Certain amounts in the 1997 consolidated condensed financial statements have been reclassified to conform to the 1998 presentation.

(3)    Mergers and Acquisitions-

       During 1997, the Company made the following acquisitions, all of which have been accounted for as purchases. The results of operations of each acquisition are included in the Company's consolidated results of operations from the effective date of each acquisition.

       (a) Sun Sportswear, Inc. ("Sun")--Effective March 14, 1997, BSI Holdings, Inc. consummated a merger with Sun whereby the stockholders of Holdings acquired an 86% ownership interest in Sun. The purchase price of approximately $12.7 million consisted of cash ($4.7 million), the issuance of a subordinated debenture to the former majority shareholder ($1.5 million) and the value of the Company's equity interest subsequent to the Merger ($6.5 million).

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

       (d) CS Crable Sportswear, Inc.--Effective September 29, 1997, the Company acquired certain assets of CS Crable Sportswear, Inc. ("Crable"), a wholly owned subsidiary of The Midland Company ("Midland"), for approximately $13.3 million in cash. Concurrent with this transaction, the Company's principal operating subsidiary, Brazos Sportswear, LLC, entered into a long term lease commitment with Midland for the former Crable facility.

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

                                                                                 THIRTEEN              TWENTY-SIX
                                                                                WEEKS ENDED            WEEKS ENDED
                                                                               -------------          ------------
                                                                               JUNE 28, 1997          JUNE 28,1997
                                                                               -------------          ------------
                         (000's omitted except per share amounts)
                Net sales                                                           $74,453              $131,731
                Net loss                                                               (881)               (5,063)
                Loss available to common shareholders                                (1,099)               (5,495)
                Loss per share                                                      $  (.25)             $  (1.26)

 (4)   Significant Customers-

       Brazos had net sales of $18.1 million to one customer for the twenty-seven week period ended July 4, 1998 and $13.6 million to one customer for the twenty-six week period ended June 28, 1997. These amounts represented 17% and 15% of total net sales during the twenty-seven week period ended July 4, 1998 and the twenty-six-week period ended June 28, 1997, respectively. The accompanying consolidated condensed balance sheets include accounts receivable of $11.7 million and $7.8 million at July 4, 1998 and December 27, 1997, respectively, due from such customer.

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

GENERAL

         During the fourth quarter of 1997, the Company initiated a restructuring plan (the "Restructuring Plan") intended to improve operating efficiencies principally by consolidating two facilities into the Cincinnati, Ohio facility ( the "Cincinnati Facility") acquired upon the purchase of CS Crable Sportswear, Inc. ("Crable") in September 1997. As a result of the Restructuring Plan, the Company recorded pre-tax restructuring charges of $5.7 million in 1997 and $.7 million in the first quarter of 1998.

         The key components of the Restructuring Plan are the following:

         o In December, 1997, the Company closed a manufacturing facility in Seattle, Washington, which was operated by Sun Sportswear, Inc. prior to its acquisition by Brazos in March, 1997. By January, 1998, the Company had completed the move of substantially all of the manufacturing equipment located at this facility, which consisted primarily of advanced-technology screen printing machines, to the Cincinnati Facility. In connection with the Seattle plant closure, approximately 350 employees were terminated.

         o In February, 1998, the Company closed its "Velva Sheen" facility located in Cincinnati, Ohio, and relocated certain manufacturing equipment to the Cincinnati Facility. Of the 240 persons employed at the Velva Sheen facility approximately 160 remained with the Company after the facility consolidation. At July 4, 1998, approximately 460 persons were employed at the Cincinnati Facility, which includes approximately 150 persons hired subsequent to the facility consolidation, 150 persons who were formerly employed by Crable and 160 persons previously employed at the Velva Sheen Facility.

         o The Company is establishing a centralized product sourcing operation to coordinate the procurement of garments for all divisions.

         o The Company intends to divest its "Red Fox" athletic uniform business and expects that the sale of this business will be completed in the third quarter of 1998, although no assurances can be made that such a transaction will be consummated.

         The consolidation of manufacturing facilities has caused operational inefficiencies at the Cincinnati Facility, which together with lower than expected revenues at the Company's Plymouth facility, have resulted in a net loss of $16.1 million for the twenty-seven week period ended July 4, 1998. Operational difficulties at the Cincinnati Facility were caused by (i) delays in the commencement of production with relocated equipment, (ii) reductions in productivity resulting from an insufficient number of available, experienced manufacturing personnel, (iii) disruptions in the timely delivery of raw materials meeting Company specifications and (iv) generally inefficient manufacturing processes. As a result, the Company (a) incurred increased costs associated with third-party contract manufacturing, (b) experienced increased levels of product returns and allowances due to the failure to meet customer performance expectations, (c) achieved lower than expected revenues due to delays in product shipments and (d) received reduced future product orders from its customers. Further, gross margins have been negatively impacted by competitive pressures in the mass merchant segment of the Company's customer base and soft demand for the Company's products by mid-tier customers. In addition, the lower than expected sales at the Cincinnati Facility resulted in excess inventory levels.

         During the second quarter, the Company began aggressively addressing the operational problems resulting from the Restructuring Plan. At the Cincinnati Facility, (i) production rates and quality have improved, (ii) product shipment performance has improved, (iii) charge backs/returns have decreased from an average of $390,000 per week in May and June 1998 to an average of $193,000 per week in July 1998 and (iv) the use of third-party contract manufacturers has decreased, resulting in improved product quality and a greater percentage of on-time customer deliveries. Additionally, management has begun addressing raw material procurement issues by reorganizing its sourcing operation.

         Although the Company has made progress in correcting the operational problems at the Cincinnati Facility, increased revenue levels at that facility and the Company's Plymouth facility will be required (i) in order for the Company's overall margins to return to expected levels and (ii) for the Company to return to profitability. Management has focused the Company's sales and marketing efforts on reassuring customers, particularly its significant mass merchant and mid-tier customers, that the Company's production and delivery performance is returning to normal levels. In order to return to profitability, the Company also must (a) reduce inventory levels, (b) continue to reduce charge back and return rates, (c) reduce reliance on third-party contract manufacturers, (d) address royalty rates and minimum royalties in light of the Company's expected levels of licensed product sales and (e) continue to improve operational efficiencies at the Cincinnati Facility.

         The Company believes that it will achieve positive EBITDA (earnings before interest, taxes, depreciation and amortization) for the second half of fiscal 1998. This expected improvement is due to the seasonal increase in product demand and the impact of the operational improvements described above.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the components of Brazos' statements of operations expressed as a percentage of net sales on a historical basis.

                                      THIRTEEN WEEKS        THIRTEEN WEEKS      TWENTY-SEVEN WEEKS    TWENTY-SIX WEEKS
                                    ENDED JULY 4, 1998   ENDED JUNE 28, 1997    ENDED JULY 4, 1998   ENDED JUNE 28, 1997
                                    ------------------   -------------------    ------------------   -------------------
Net sales                                 100.0%                100.0%                100.0%                100.0%
Cost of goods sold                         84.8%                 74.7%                 83.1%                 75.4%
                                          ------                ------                ------                ------
        Gross profit                       15.2%                 25.3%                 16.9%                 24.6%
Operating expenses, excluding
restructuring charge                       26.7%                 21.3%                 27.9%                 22.4%
Restructuring charge                        -                     -                      .7%                  -
                                          ------                ------                ------                ------
        Operating income (loss)           (11.5%)                 4.0%                (11.6%)                 2.3%
Other expense (income)
        Interest expense                    6.9%                  3.2%                  6.9%                  3.2%
        Other, net                          -                     (.1%)                 -                      .1%
                                          ------                ------                ------                ------
Income (loss) before provision
(credit) for income taxes                 (18.4%)                 1.0%                (18.5%)                (1.0%)
Provision (credit) for income taxes          .4%                   .4%                 (3.5%)                 (.4%)
                                          ------                ------                ------                ------
Net income (loss)                         (18.8%)                  .6%                (15.0%)                 (.6%)
                                          ======                ======                ======                ======

         Thirteen Weeks Ended July 4, 1998 compared with the Thirteen Weeks Ended June 28, 1997

         The Company's net sales decreased approximately $1.9 million, or 3.4%, from $56.2 million in 1997 to $54.3 million in 1998. This decrease was attributable to (i) the disruption in operations resulting from implementation of the Restructuring Plan, (ii) late deliveries of specialized products from suppliers which hindered the Company's ability to fulfill sales commitments to retailers and (iii) overall weakness in the decorated apparel industry. The decrease was partially offset by sales from the acquisitions completed by the Company in the second half of 1997. See Note 3 of the Notes to Financial Statements for further information related to the acquisitions made in 1997.

         Brazos' gross profit decreased $6.0 million, or 41.9%, from $14.2 million in 1997 to $8.3 million in 1998. Overall gross profit margin decreased to 15.2% in 1998 from 25.3% in 1997, primarily as a result of increased costs associated with the Restructuring Plan. In addition, the seasonality of the acquired businesses contributed a lower gross profit margin than Brazos' historical gross profit margin.

         Operating expenses increased $2.5 million, or 21.1%, from $12.0 million in 1997 to $14.5 million in 1998. The increase in operating expenses was directly attributable to the acquisitions completed in 1997. As a percentage of sales, operating expenses increased from 21.3% in 1997 to 26.7% in 1998. This increase principally relates to reduced sales volume resulting from difficulties associated with the implementation of the Restructuring Plan. Also, the seasonality of the acquired businesses contributed higher operating expenses as a percentage of sales than Brazos' historical operating expenses as a percentage of sales.

         Interest expense increased $2.0 million, or 109.5%, from $1.8 million in 1997 to $3.8 million in 1998. The increase was a result of the issuance of $100 million of 10.5% Senior Notes (the "Notes") in July, 1997 and increased borrowings under Brazos' credit facility to fund its greater working capital needs in connection with fiscal 1998 operating losses and the acquisitions made by the Company in 1997.

         Income tax benefit was not recorded in 1998 due to management's uncertainty concerning the realizability of any further net operating loss carryforwards. In 1997, income tax expense of $.2 million was recorded at an effective tax rate of 40%.

         Twenty-Seven Weeks Ended July 4, 1998 compared with the Twenty-Six Weeks Ended June 28, 1997

         The Company's net sales increased approximately $16.1 million, or 17.7%, from $91.1 million in 1997 to $107.3 million in 1998. This increase was attributable to the four acquisitions completed by the Company in 1997 as well as the additional week of operations provided by a twenty-seven week accounting period in 1998. See Note 3 of the Notes to Financial Statements for further information related to the acquisitions made in 1997. Net sales were significantly less than expected due to (i) the disruption in operations resulting from implementation of the Restructuring Plan, (ii) late deliveries of specialized products from suppliers which hindered the Company's ability to fulfill sales commitments to retailers and (iii) overall weakness in the decorated apparel industry.

         Brazos' gross profit decreased $4.3 million, or 19.1%, from $22.5 million in 1997 to $18.2 million in 1998. Overall gross profit margin decreased to 16.9% in 1998 from 24.6% in 1997, primarily as a result of increased costs associated with the Restructuring Plan. In addition, the seasonality of the acquired businesses contributed a lower gross profit margin than Brazos' historical gross profit margin.

         Operating expenses increased $10.2 million, or 50.2%, from $20.4 million in 1997 to $30.6 million in 1998. The increase in operating expenses was directly attributable to the acquisitions completed in 1997. As a percentage of sales, operating expenses increased from 22.4% in 1997 to 28.6% in 1998. This increase principally relates to reduced sales volume resulting from difficulties associated with the implementation of the Restructuring Plan. Also, the seasonality of the acquired businesses contributed higher operating expenses as a percentage of sales than Brazos' historical operating expenses as a percentage of sales.

         Interest expense increased $4.5 million, or 152.7%, from $2.9 million in 1997 to $7.4 million in 1998. The increase was a result of the issuance of the Notes in July, 1997 and increased borrowings under Brazos' credit facility to fund its greater working capital needs in connection with fiscal 1998 operating losses and the acquisitions made by the Company in 1997.

         An income tax benefit of $4.0 million has been recorded in 1998 based on management's estimate of future taxable income and net operating loss carryback ability. In 1997, an income tax benefit of $.4 million was recorded based on management's estimate of future taxable income and net operating loss carryback potential.

LIQUIDITY AND CAPITAL RESOURCES

         Brazos has financed its acquisitions and operations through borrowings under its bank lines of credit, private placements of debt and equity securities, seller financing and operating cash flow. The Company's cash requirements consist of its general working capital needs, required interest payments, including those on the Notes, capital expenditures and obligations under its leases.

         The Company has entered into a loan and security agreement with its senior secured lenders, which provides a revolving line of credit (the "Credit Facility") to the Company's principal operating subsidiary, Brazos Sportswear, LLC (the "Borrower"). Advances under this line are based on a percentage of the Borrower's inventory and receivables and various other reserves established from time to time by the lenders. Interest on the line of credit is payable at prime plus 1.25% or the Eurodollar base rate plus 2.75%. The Credit Facility has an initial expiration of July 1, 2000, subject to extension, and borrowings under the Credit Facility are guaranteed by the Company.

         During the first quarter, the Company incurred a net loss of $5.9 million. As a result, the Company was not in compliance with its minimum fixed charge coverage ratio under the Credit Facility. On June 30, 1998, the Company and its senior lenders amended the Credit Facility to include a forbearance agreement which provides for a waiver of the covenant noncompliance. The amended Credit Facility increased aggregate available borrowings from $70 million to $75 million, subject to collateral limitations. Under the forbearance agreement, the Company's lenders agreed to refrain from exercising their rights and remedies under the Credit Facility as a result of existing defaults through November 30, 1998. The forbearance agreement requires the Company to achieve certain levels of earnings before interest, taxes, depreciation and amortization ("EBITDA") on a monthly basis. As of July 4, 1998, the Company was in compliance with the EBITDA covenant of the forbearance agreement, and Brazos had an aggregate borrowing base of $63.5 million, based on existing collateral, under its Credit Facility. Of its borrowing base, $3.9 million remained unused at July 4, 1998.

         For the twenty-seven week period ended July 4, 1998, the Company incurred a net loss of $16.1 million. The Company anticipates that it will require additional liquidity from equity or debt financing in fiscal 1999 to meet its seasonal working capital requirements. The sources of financing may include additional bank debt or the public or private sale of equity or debt securities. In connection with any financing, the Company may be required to issue securities that dilute the interests of the Company's stockholders. There can be no assurance that the Company will be successful in arranging such financing, and the failure to obtain such financing, if required, will adversely impact the Company's operations and financial condition.

         The Company also expects that it will require additional waivers of covenant noncompliance under the Credit Facility or further amendments reflecting the Company's current level of operations and cost structure. There can be no assurance that the Company will be able to obtain future waivers of noncompliance or amendments to the Credit Facility, and if the Company is unable to do so or obtain a new credit facility, its operations and financial condition will be adversely impacted.

         Brazos used $27.2 million of cash for operating activities in 1998 versus cash used for operating activities in 1997 of $11.8 million. Contributing to the use of cash in 1998 were: (i) a net loss of approximately $16.1 million and (ii) working capital investments of $13.3 million, offset by depreciation and amortization of $2.3 million. Working capital investments consisted primarily of an increase in inventory as the Company began building stock to support the seasonal nature of higher sales levels in the third quarter of fiscal 1998.

         The Company incurred capital expenditures net of disposals of $2.3 million in 1998. Capital expenditures consisted primarily of computer hardware and software, embroidery equipment and leasehold improvements related to the consolidation of facilities into the Cincinnati Facility.

         Financing activities provided $28.1 million of cash in 1998 principally through net borrowings under existing credit facilities. In 1997, net borrowings of debt and the issuance of preferred stock with detachable common stock purchase warrants provided $16.6 million.

YEAR 2000

         The Company expects its financial systems to become Year 2000 compliant during the fourth quarter of 1998. The Company has not completed an assessment of its current operating systems. However, in 1997, the Company began the implementation of a new operating software package as part of a reorganization and consolidation of the Company's numerous operating systems. The software package being implemented is Year 2000 compliant. The Company is implementing the new software in phases and expects the process to be complete by the end of the third quarter of fiscal 1999. In addition, the Company has not completed an assessment of the effects on the Company of Year 2000 issues at third party suppliers, vendors and customers.

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

                           PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION.

         In the second quarter, Brazos' Board of Directors accepted the resignation of the Company's president and CEO, J. Ford Taylor, and appointed his successor, Robert C. Klein, as the new president and CEO of the Company. Mr. Klein was also appointed to fill the vacancy on the board of directors created by Mr. Taylor's resignation as a director. Additionally, in the second quarter, Alan B. Elenson resigned as a director of the Company. The vacancy created by his resignation has not yet been filled.

         In the third quarter, Mr. Taylor's employment with the Company was terminated and all benefits relating to the remainder of his employment agreement were expensed.

         Because the Company's common stock does not meet the listing requirements of the Nasdaq National Market, the Company is seeking to list its stock on the Nasdaq SmallCap Market, although no assurances can be made regarding whether the listing will be approved. Pending review of the Company's application, Brazos' stock will continue to trade on the Nasdaq National Market.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

                  10.1 Forbearance Agreement and Second Amendment to Third Amended and Restated Loan and Security Agreement dated June 30, 1998 between Brazos Sportswear, LLC, and The First National Bank of Boston and Fleet Capital (the "Senior Lenders")

                  27       Financial Data Schedule

         (b)      Reports on Form 8-K.  None.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    BRAZOS SPORTSWEAR, INC.



                                    /s/ F. CLAYTON CHAMBERS
                                    ------------------------------------------
                                    F. Clayton Chambers,
                                    Vice President and Chief Financial Officer

                                    /s/ STEVEN P. RATTERMAN
                                    -------------------------------------------
                                    Steven P. Ratterman
                                    Controller and Principal Accounting Officer


DATE:  August 17, 1998