Form 10-Q
period 1998-10-03
BRAZOS SPORTSWEAR INC /DE/
filed 1998-11-17
CIK 856711

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

                   FOR QUARTERLY PERIOD ENDED OCTOBER 3, 1998

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


                                    4,421,752
                               ---------------------
          (SHARES OF COMMON STOCK OUTSTANDING AS OF NOVEMBER 17, 1998)

                           BRAZOS SPORTSWEAR, INC.

                                  FORM 10-Q
                        FOR THE QUARTERLY PERIOD ENDED
                               OCTOBER 3, 1998

                                                                            PAGE

PART I - FINANCIAL INFORMATION

      ITEM 1:     FINANCIAL STATEMENTS

                  Consolidated Condensed Balance Sheets (unaudited) as of
                  October 3, 1998 and December 27, 1997...................... 1

                  Consolidated Condensed Statements of Operations (unaudited) for the forty weeks ended October 3, 1998 and thirty-nine weeks ended September 27, 1997 and the thirteen weeks ended
                  October 3, 1998 and September 27, 1997..................... 3

                  Consolidated Condensed Statements of Cash Flows (unaudited) for the forty weeks ended October 3, 1998 and the thirty-nine weeks ended September 27, 1997............................. 4

                  Notes to Financial Statements (unaudited).................. 5

      ITEM 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF

OPERATIONS................................................................... 11

PART II - OTHER INFORMATION.................................................. 19

                           PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              BRAZOS SPORTSWEAR, INC.

                 CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

                    AS OF OCTOBER 3, 1998 AND DECEMBER 27, 1997
                              (DOLLARS IN THOUSANDS)


                                                             1998         1997
                                                         ---------    ---------
ASSETS
CURRENT ASSETS:
   Cash ..............................................   $   1,306    $   2,679
   Accounts receivable, net of allowance for doubtful
     accounts of $7,463 and $7,930, respectively .....      52,127       41,989
   Inventory (Note 2(b)) .............................      70,113       55,551
   Prepaid expenses ..................................       6,883        8,861
   Income tax receivable (Note 2(e)) .................       3,425        2,841
   Deferred tax assets (Note 2(e)) ...................        --          4,649
                                                         ---------    ---------
            Total current assets .....................     133,854      116,570
                                                         ---------    ---------

PROPERTY, PLANT AND EQUIPMENT-net, at cost ...........      13,574       13,336
                                                         ---------    ---------

INTANGIBLE ASSETS:
   Costs in excess of fair value of assets acquired ..      50,869       50,869
   Less- accumulated amortization ....................      (2,593)      (1,655)
                                                         ---------    ---------
                                                            48,276       49,214
                                                         ---------    ---------
   Other .............................................       7,528        7,661
   Less- accumulated amortization ....................      (2,398)      (1,740)
                                                         ---------    ---------
                                                             5,130        5,921
                                                         ---------    ---------
            Total intangible assets ..................      53,406       55,135
                                                         ---------    ---------

OTHER ASSETS .........................................         227          269
                                                         ---------    ---------
                                                         $ 201,061    $ 185,310
                                                         =========    =========


              The accompanying notes are an integral part of these
                     consolidated condensed balance sheets.

                              BRAZOS SPORTSWEAR, INC.

                 CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

                    AS OF OCTOBER 3, 1998 AND DECEMBER 27, 1997
                              (DOLLARS IN THOUSANDS)

                                                           1998         1997
                                                        ---------    ---------
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
---------------------------------------------------------
CURRENT LIABILITIES:
   Borrowings pursuant to revolving
     credit agreement (Note 2(c)) ....................  $  71,045    $  31,504
   Current portion of other debt .....................        926          947
   Accounts payable ..................................     19,991       13,902
   Accrued liabilities ...............................     14,303       16,976
                                                        ---------    ---------
            Total current liabilities ................    106,265       63,329
                                                        ---------    ---------

LONG-TERM OBLIGATIONS - LESS SCHEDULED MATURITIES:
   Senior notes payable ..............................     99,336       99,277
   Subordinated debt due to related parties ..........      1,500        1,500
   Capital lease liability ...........................        429          795
                                                        ---------    ---------
                                                          101,265      101,572
                                                        ---------    ---------
DEFERRED INCOME TAXES PAYABLE (Note 2(e)) ............       --          1,141
OTHER LIABILITIES ....................................        682        2,036

MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK ...      9,263        8,577
COMMITMENTS AND CONTINGENCIES (Note 5)

SHAREHOLDERS' EQUITY (DEFICIT):
   Common stock, $.001 par value, 15,000,000 shares
     authorized and 4,421,752 and 4,412,655 shares
     issued and outstanding at October 3, 1998 and
     December 27, 1997, respectively .................          4            4
   Additional paid-in capital ........................     11,339       11,312
   Retained deficit ..................................    (27,757)      (2,661)
                                                        ---------    ---------
            Total shareholders' equity (deficit) .....    (16,414)       8,655
                                                        ---------    ---------
                                                        $ 201,061    $ 185,310
                                                        =========    =========

              The accompanying notes are an integral part of these
                     consolidated condensed balance sheets.

                              BRAZOS SPORTSWEAR, INC.

            CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                           FOR THE PERIOD ENDED                     FOR THE PERIOD ENDED
                                                     -----------------------------------   -----------------------------------
                                                     OCTOBER 3, 1998  SEPTEMBER 27, 1997   OCTOBER 3, 1998  SEPTEMBER 27, 1997
                                                       (13 WEEKS)         (13 WEEKS)         (40 WEEKS)         (39 WEEKS)
                                                      -----------        -----------        -----------        -----------
   NET SALES ....................................     $    81,689        $   105,185        $   188,943        $   196,290
   COST OF GOODS SOLD ...........................          63,346             76,092            152,441            144,742
               Gross profit .....................          18,343             29,093             36,502             51,548
                                                      -----------        -----------        -----------        -----------
   OPERATING EXPENSES:
      Selling, general and
        administrative expenses .................          15,711             17,616             44,463             37,426
      Restructuring charge (Note 2(f)) ..........            --                 --                  745               --
      Amortization of intangible
        assets and non-compete
        payments ................................             589                638              1,729              1,228
               Total operating
               expenses .........................          16,300             18,254             46,937             38,654
               Operating income (loss) ..........           2,043             10,839            (10,435)            12,894

                                                      -----------        -----------        -----------        -----------
   OTHER EXPENSE (INCOME):
      Interest expense ..........................           4,345              3,466             11,760              6,400
      Other, net ................................             195                 72                177                126
               Income (loss) before
                 provision for income ...........            --
                 taxes ..........................          (2,497)             7,301            (22,372)             6,368

   PROVISION FOR INCOME TAXES (Note
     2(e)) ......................................           5,777              2,920              2,037              2,547
               Net income (loss)
                 before extraordinary
                 item ...........................          (8,274)             4,381            (24,409)             3,821

                                                      -----------        -----------        -----------        -----------
   EXTRAORDINARY ITEM:

       Loss on extinguishment of
       debt, net of tax .........................            --                 (192)              --                 (192)
                Net income (loss) ...............          (8,274)             4,189            (24,409)             3,629

                                                      -----------        -----------        -----------        -----------
   DIVIDENDS AND ACCRETION ON
     PREFERRED STOCK ............................
      Net income (loss) available for ...........             237                245        $       687        $       657
        common shareholders .....................          (8,511)       $     3,944             25,096)       $     2,972
                                                      ===========        ===========        ===========        ===========
  PER SHARE DATA:
  BASIC EARNINGS PER SHARE (Note
  2(d))

      Earnings (loss) per share .................           (1.93)       $       .90        $     (5.68)       $       .71
                                                      ===========        ===========        ===========        ===========

  WEIGHTED AVERAGE SHARES OUTSTANDING ...........       4,421,453          4,396,742          4,419,194          4,167,723
  DILUTED EARNINGS PER SHARE
  (Note2(d))

      Earnings (loss) per share .................           (1.93)       $       .70        $     (5.68)       $       .62
                                                      ===========        ===========        ===========        ===========

  WEIGHTED AVERAGE SHARES OUTSTANDING ...........       4,421,453          5,945,462          4,419,194          4,814,233
==========================================================================================================================

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                              BRAZOS SPORTSWEAR, INC.

            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

     FOR THE FORTY WEEKS ENDED OCTOBER 3, 1998 AND THE THIRTY-NINE WEEKS ENDED
                                SEPTEMBER 27, 1997
                              (DOLLARS IN THOUSANDS)

                                                                  1998                 1997
                                                                --------            --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ........................................   $(24,409)           $  3,629
                                                                --------            --------
   Adjustments to reconcile net income (loss) to net cash
     used in operating activities-
      Depreciation ..........................................      1,897               1,270
      Amortization of intangible assets .....................      1,729               1,228
      Loss on sale of fixed assets ..........................        211                --
      Increase in accounts receivable .......................    (10,138)            (30,562)
      Increase in inventory .................................    (14,562)            (19,832)
      Decrease (increase) in prepaid expenses ...............      1,978                (551)
      Decrease in deferred income taxes .....................      3,509                --
      Decrease (increase) in income tax receivable ..........       (584)                997
      Decrease (increase) in other non-current assets .......         43              (1,210)
      Increase in accounts payable and accrued liabilities ..      2,233              22,449
                                                                --------            --------
            Net cash used in operating activities ...........    (38,093)            (22,582)
                                                                --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Sun Sportswear, Inc., net of cash acquired ...       --                (4,613)
   Purchase of SolarCo., Inc., net of cash acquired .........       --               (29,198)
   Purchase of Premier Sports Group, Inc., net of cash
     acquired ...............................................       --                (1,996)
   Purchases of property, plant and equipment ...............     (2,346)               (856)
            Net cash used in investing activities ...........     (2,346)            (36,663)
                                                                --------            --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of senior notes .......................       --                99,240
   Net borrowings (repayments) pursuant to revolving credit
     agreement ..............................................     39,541             (10,942)
   Borrowings of long-term debt pursuant to credit agreement        --                 1,000
   Repayments of long-term debt pursuant to credit agreement        --               (12,200)
   Repayment of subordinated debt ...........................       --               (15,093)
   Repayment of capital lease obligations and industrial
     revenue bonds ..........................................       (327)               (366)
   Payments made under non-compete agreements ...............       (175)               (133)
   Payments for deferred financing costs ....................       --                (3,891)
   Issuance of common stock .................................         27                 100
   Issuance of preferred stock and related stock purchase
     warrants ...............................................       --                 2,000
                                                                --------            --------
            Net cash provided by financing activities .......     39,066              59,715
                                                                --------            --------
NET INCREASE (DECREASE) IN CASH .............................     (1,373)                470

CASH AT BEGINNING OF PERIOD .................................      2,679                 561
                                                                --------            --------

CASH AT END OF PERIOD .......................................   $  1,306            $  1,031
                                                                ========            ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid for interest ...................................   $ 14,231            $  4,455

   Cash paid for income taxes (refunds received) ............       (870)              1,546

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
   Payments of PIK dividends and accretion on preferred stock        687                 657

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                              BRAZOS SPORTSWEAR, INC.

                     NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

                    AS OF OCTOBER 3, 1998 AND DECEMBER 27, 1997



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

(2)  SIGNIFICANT ACCOUNTING POLICIES-

     (a) INTERIM FINANCIAL STATEMENTS--The accompanying consolidated condensed financial statements of Brazos for the forty week period ended October 3, 1998 reflect the results of operations of the Company. The accompanying historical consolidated condensed financial statements of Brazos include the results of operations of acquisitions completed in 1997 from the effective date of each acquisition, and prior to March 14, 1997, reflect Holdings' historical results.

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

         The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year. The Company regularly evaluates whether events or circumstances have occurred that indicate that the amounts of intangible assets or deferred tax assets may not be realizable. As discussed in Part 1 Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company has suffered significant operating losses in the current fiscal year and has a net shareholder's deficiency. The Company has been informed by its independent accountants that their auditors report for the current fiscal year will likely include an explanatory fourth paragraph that calls into question the Company's ability to continue as a going concern.

     (b) INVENTORIES--Inventories are comprised of:


OCTOBER 3,     DECEMBER 27,
              INVENTORY CATEGORY      METHOD         1998            1997
          -------------------------- -------   ----------       ----------
          Raw Materials                LIFO    $    2,406       $    3,605
          Finished Goods               LIFO        15,276           12,725
                                               ----------       ----------
                                                   17,682           16,330
          Less--LIFO reserve                         (182)            (182)
                                               ----------       ----------
                Total LIFO                         17,500           16,148
                                               ----------       ----------
          Raw Materials                FIFO        33,337           24,663
          Work-in-Process              FIFO         4,853            5,926
          Finished Goods               FIFO        14,423            8,814
                                               ----------       ----------
                Total FIFO                         52,613           39,403
                                               ----------       ----------
                Total inventory                 $  70,113        $  55,551
                                               ==========       ==========


         Finished goods on a LIFO basis include blank garments of $12.7 million and $11.3 million at October 3, 1998 and December 27, 1997, respectively, which are sold by Brazos' wholesale distribution division.

     (C) DEBT--The Company maintains a loan and security agreement which provides a revolving line of credit (the "Credit Facility") to the Company's principal operating subsidiary, Brazos Sportswear, LLC (the "Borrower") . On June 30, 1998, the Company and its senior lenders amended the Company's Credit Facility to include a forbearance agreement and to increase the amount of the facility from $70 million to $75 million, subject to collateral limitations. Interest on the line of credit increased from prime plus .25% or the Eurodollar base rate plus 1.75% to prime plus 1.50%. Under the forbearance agreement, the Company's lenders agreed to refrain from exercising their rights and remedies under the Credit Facility as a result of existing defaults through November 30, 1998. The forbearance agreement requires the Company to maintain minimum daily amounts of availability under the line of credit and to achieve certain levels of adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA") on a monthly basis. As of October 3, 1998, the Company was not in compliance with the EBITDA or minimum daily availability covenants. On November 17, 1998, the senior lenders agreed to waive the default. Borrowings pertaining to the Credit Facility are classified as current liabilities as of October 3, 1998 and December 27, 1997.

     (D) EARNINGS (LOSS) PER SHARE--In 1997, the company adopted SFAS No. 128, "EARNINGS PER SHARE". As a result, the Company's reported earnings per share for 1997 have been restated. The effect of this accounting change on previously reported earnings per share (EPS) data is as follows for the thirteen weeks and thirty-nine weeks ended September 27, 1997:

                                                 THIRTEEN    THIRTY-NINE
                                                WEEKS ENDED  WEEKS ENDED
                Per share amounts
                                              -------------------------------
                   Primary EPS as reported       $    .77     $    .62
                                              --------------  ----------------
                   Effect of SFAS No. 128             .13          .09
                                              --------------  ----------------
                   Basic EPS as restated         $    .90     $    .71
                                              ==============  ================

                   Fully Diluted EPS as          $    .70     $    .62
                     reported
                                              --------------  ----------------
                   Effect of SFAS No. 128                 -             -
                                              --------------  ----------------
                                               $             $
                   Diluted EPS as restated           .70           .62
                                              ==============  ================

         Basic earnings per share was computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share for the thirteen weeks and forty weeks ended October 3, 1998 are equal to basic earnings per share because of the loss periods. During loss periods, all options and warrants are excluded from the dilutive calculation since they are anti-dilutive.

                                               FOR THE THIRTEEN WEEKS ENDED
                                                     OCTOBER 3, 1998
                                            ------------------------------------
                                                                    PER-SHARE
                                               INCOME     SHARES     AMOUNT
                                            ------------------------------------
                                           (000's Omitted)

          Net loss                         $   (8,274)
          Less: dividends and accretion on
            preferred stock                      (237)
                                            ----------
          BASIC AND DILUTED EARNINGS PER
            SHARE
          Loss available to common
            shareholders                    $   (8,511)  4,421,453    $(1.93)
                                            =========== ==========  =========

                                 FOR THE THIRTEEN WEEKS ENDED SEPTEMBER 27, 1997
                                 -----------------------------------------------
                                                                       PER-SHARE
                                                 INCOME      SHARES      AMOUNT
                                           ------------------------------------
                                          (000's Omitted)

          Net income before extraordinary
            item ........................     $   4,381           --        --
          Less: dividends and accretion on
            preferred stock .............          (245)          --        --
          BASIC EARNINGS PER SHARE ......          --
          Income available to common
            shareholders before
            extraordinary item ..........         4,136      4,396,742     $.94
          Extraordinary loss ............          (192)          --       (.04)
          Income available to common ....          --             --
            shareholders ................         3,944      4,396,742      .90
                                              ---------      ---------     ----
          ADJUSTMENTS TO RECONCILE TO
            DILUTED EARNINGS PER SHARE:
          Add: extraordinary loss .......           192           --        --
          Add: dividends and accretion on
            preferred stock .............           245           --        --
          Effect of dilutive securities

            Options .....................          --          290,525      --
            Warrants ....................          --          240,197      --
            Conversion of preferred stock          --          881,634      --
            Convertible debt ............          --          136,364      --
                                                                           ----
          DILUTED EARNINGS PER SHARE
          Income available to common
            shareholders before
            extraordinary item ..........         4,381      5,945,462      .74
          Extraordinary loss ............          (192)          --       (.04)
          Income available to common
            shareholders ................     $   4,189      5,945,462     $.70
                                              =========      =========     ====

                                       FOR THE FORTY WEEKS ENDED OCTOBER 3, 1998
                                       -----------------------------------------

                                              INCOME                   PER-SHARE
                                        (000's Omitted)    SHARES        AMOUNT
                                       ---------------   -----------    -------
Net loss ...............................     $ (24,409)
Less: dividends and accretion on
  preferred stock ......................          (687)

BASIC AND DILUTED EARNINGS PER SHARE
Loss available to common
  shareholders .........................     $ (25,096)    4,419,194    $ (5.68)
                                       ---------------   -----------    -------


                                              FOR THE THIRTY-NINE WEEKS ENDED
                                                     SEPTEMBER 27, 1997
                                           ------------------------------------
                                                                    PER-SHARE
                                               INCOME      SHARES     AMOUNT
                                           ------------------------------------
                                          (000's Omitted)

          Net income before extraordinary
            item .....................     $    3,821           --       --
          Less: dividends and accretion on
            preferred stock ..........           (657)          --       --
          BASIC EARNINGS PER SHARE
          Income available to common
            shareholders before
            extraordinary item .......          3,164      4,167,723    $   .76
          Extraordinary loss .........           (192)          --         (.05)
                                           ----------                   -------
          Income available to common
            shareholders .............          2,972      4,167,723        .71
                                           ----------    -----------    -------
          ADJUSTMENTS TO RECONCILE TO
            DILUTED EARNINGS PER SHARE:
          Add: extraordinary loss ....            192           --       --
          Effect of dilutive securities

            Options ..................           --          301,650     --

            Warrants .................           --          245,959     --

            Convertible debt .........           --           98,901     --
          DILUTED EARNINGS PER SHARE
          Income available to common
            shareholders before
            extraordinary item .......          3,164      4,814,233        .66
          Extraordinary loss .........           (192)                     (.04)
                                           ----------                   -------
          Income available to common
            shareholders .............     $    2,972      4,814,233    $   .62
                                           ==========      =========    =======

         Earnings (loss) per share amounts for all periods have also been computed in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 98. There were no nominal shares issued as defined by SAB No. 98.

     (e) INCOME TAXES--In the third quarter of 1998, a valuation allowance of approximately $5.8 million was provided because of uncertainties relating to the realizability of the Company's net deferred tax asset through future operations. The net deferred tax asset consists primarily of a net operating loss carryforward which can be carried forward and used to reduce future taxable income through 2013. At October 3, 1998, an income tax receivable of approximately $3.4 million reflects federal and state refunds of approximately $1.4 million for 1997 overpayments of estimated income taxes as well as utilization of approximately $5.6 million of current net operating losses to offset taxable income from prior years as loss carryback claims.

     (f) RESTRUCTURING OF OPERATIONS--In the first quarter of 1998, the Company continued with its plan initiated in the fourth quarter of 1997 to reduce costs and improve operating efficiencies and recorded an additional restructuring charge of approximately $.7 million. This charge principally relates to additional lease termination costs and the physical movement of assets and personnel associated with the closure and consolidation of two manufacturing facilities into one existing facility. Total charges incurred from the inception of this restructuring plan are $6.4 million.

     (g) NEW ACCOUNTING PRONOUNCEMENTS-- In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME (SFAS No. 130), effective for fiscal years beginning after December 15, 1997. After reviewing the provisions of SFAS No. 130, the Company concluded that the statement was not applicable to the Company for any periods presented and does not anticipate it being applicable in the future.

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (SFAS No. 131), which requires disclosures for each segment in which the chief operating decision maker organizes these segments within a company for making operating decisions and assessing performance. Reportable segments can be based on products and services, geography, legal structure, management structure and any manner in which management disaggregates a company. The Company intends to adopt SFAS No. 131 in the fourth quarter of fiscal 1998. The Company anticipates that adoption of SFAS No. 131 will expand disclosures but will not have an impact on reported consolidated financial position, results of operations or cash flows.

     (h) RECLASSIFICATION-- Certain amounts in the 1997 consolidated condensed financial statements have been reclassified to conform to the 1998 presentation.

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

                                                    THIRTEEN WEEKS    THIRTY-NINE
                                                         ENDED        WEEKS ENDED
                                                 ------------------------------------
                                                 SEPTEMBER 27, 1997 SEPTEMBER 27,1997
                                                  ------------------------------------
       (000's omitted except per share amounts)
Net sales .....................................       $ 117,758       $ 249,489
Net income (loss) .............................           2,460          (2,603)
Income (loss) available to common
  shareholders ................................           2,237          (3,258)

Basic earnings (loss) per share ...............       $     .51       $    (.74)
Diluted earnings (loss) per share .............       $     .41       $    (.74)

 (4) SIGNIFICANT CUSTOMERS-

     Brazos had net sales of $51.5 million to two customers for the forty week period ended October 3, 1998 and $28.5 million to one customer for the thirty-nine week period ended September 27, 1997. These amounts represented 27% and 15% of total net sales during the forty week period ended October 3, 1998 and the thirty-nine week period ended September 27, 1997, respectively. The accompanying consolidated condensed balance sheets include accounts receivable of $19.9 million and $11.7 million at October 3, 1998 and December 27, 1997, respectively, due from such customers.

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

 o In February, 1998, the Company closed its "Velva Sheen" facility located in Cincinnati, Ohio, and relocated certain manufacturing equipment to the Cincinnati Facility. Of the 240 persons employed at the Velva Sheen facility approximately 160 remained with the Company after the facility consolidation. At October 3, 1998, approximately 460 persons were employed at the Cincinnati Facility, which includes approximately 150 persons hired subsequent to the facility consolidation, 150 persons who were formerly employed by Crable and 160 persons previously employed at the Velva Sheen Facility.

 o The Company is establishing a centralized product sourcing operation to coordinate the procurement of garments for all divisions.

 o The Company sold its "Red Fox" athletic uniform business for cash consideration of $1.2 million in the third quarter of 1998.

      The consolidation of manufacturing facilities has caused operational inefficiencies at the Cincinnati Facility, which together with lower than expected revenues at the Company's other facilities, have resulted in a net loss of $24.4 million for the forty week period ended October 3, 1998. Operational difficulties at the Cincinnati Facility were caused by (i) delays in the commencement of production with relocated equipment, (ii) reductions in productivity resulting from an insufficient number of available, experienced manufacturing personnel, (iii) disruptions in the timely delivery of raw materials meeting Company specifications and (iv) generally inefficient manufacturing processes. As a result, the Company (a) incurred increased costs associated with third-party contract manufacturing, (b) experienced increased levels of product returns and allowances due to the failure to meet customer performance expectations, (c) achieved lower than expected revenues due to delays in product shipments and (d) received reduced future product orders from its customers. Further, gross margins have been negatively impacted by competitive pressures in the mass merchant segment of the

Company's customer base and soft demand for the Company's products by mid-tier customers. In addition, the lower than expected sales at the Cincinnati Facility resulted in excess inventory levels.

      Beginning in the second quarter of fiscal 1998, the Company began aggressively addressing the operational problems resulting from the Restructuring Plan. As a result, at the Cincinnati Facility, (i) production rates and quality have improved, (ii) product shipment performance has improved,
(iii) charge backs/returns have decreased and (iv) the use of third-party contract manufacturers has decreased, resulting in improved product quality and a greater percentage of on-time customer deliveries. Additionally, management has begun addressing raw material procurement issues by reorganizing its sourcing operation. Although the Company has made progress in correcting the operational problems at the Cincinnati Facility, improved market conditions and increased operating efficiencies will be required to return the facility to profitable operations.

RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated, the components of Brazos' statements of operations expressed as a percentage of net sales on a historical basis.

                                  OCTOBER 3, 1998  SEPTEMBER 27, 1997 OCTOBER 3, 1998  SEPTEMBER 27, 1997
                                     (13 WEEKS)        (13 WEEKS)       (40 WEEKS)       (39 WEEKS)
                                        -----            -----            -----            -----
Net sales ..........................    100.0%           100.0%           100.0%           100.0%
Cost of goods sold .................     77.5%            72.3%            80.7%            73.7%
                                        -----            -----            -----            -----
        Gross profit ...............     22.4%            27.7%            19.3%            26.3%
Operating expenses,
excluding restructuring
charge .............................     20.0%            17.4%            24.4%            19.7%
Restructuring charge ...............     --               --                 .4%            --
                                        -----            -----            -----            -----
        Operating income (loss) ....      2.5%            10.3%            (5.5%)            6.6%
Other expense (income)
        Interest expense ...........      5.3%             3.3%             6.2%             3.3%
        Other, net .................       .2%              .1%              .1%              .1%
                                                                                           -----
Income (loss) before
provision for income taxes .........     (3.1%)            6.9%           (11.8%)            3.2%
Provision for income taxes .........      7.1%             2.8%             1.1%             1.3%
                                                                                           -----
Net income (loss) before
extraordinary item .................    (10.1%)            4.2%           (12.9%)            1.9%
Extraordinary loss on
extinguishment of debt, net
of tax .............................     --                (.2%)           --                (.1%)
                                        -----            -----            -----            -----
Net income (loss) ..................    (10.1%)            4.0%           (12.9%)            1.8%
                                        =====            =====            =====            =====

   THIRTEEN WEEKS ENDED OCTOBER 3, 1998 COMPARED WITH THE THIRTEEN WEEKS ENDED SEPTEMBER 27, 1997

      The Company's net sales decreased approximately $23.5 million, or 22.3%, from $105.2 million in 1997 to $81.7 million in 1998. Sales at all facilities were adversely impacted by the overall weakness in the retail decorated apparel industry. In addition, sales from the Cincinnati Facility's business decreased from $33.3 million in the prior period to $21.6 million in the current period as a result of (i) the disruption in operations resulting from implementation of the Restructuring Plan including reductions in productivity resulting from an insufficient number of available, experienced manufacturing personnel, (ii) late deliveries of specialized products from suppliers which hindered the Company's ability to fulfill sales commitments to retailers, (iii) reduced product orders from its customers due to previous delays in product shipments and adverse market conditions and (iv) lower than normal sales prices due to efforts to dispose of excess inventory.

      Brazos' gross profit decreased $10.8 million, or 37.0%, from $29.1 million in 1997 to $18.3 million in 1998. Overall gross profit margin decreased to 22.4% in 1998 from 27.7% in 1997, primarily as a result of competitive pressures in the mass merchant segment of the Company's customer base and overall soft demand from the Company's mid-tier customer base. As a result of lower than expected sales, the Company has excess inventory levels in its Cincinnati facility. To address this issue, the Company identified excess inventory items and has initiated a plan to dispose of these items by the end of 1998. To date, these sales resulted in lower gross profit margins compared to sales made in the ordinary course.

      Operating expenses decreased $2.0 million, or 10.7%, from $18.3 million in 1997 to $16.3 million in 1998. The decrease in operating expenses was directly attributable to the decrease in sales volume, which resulted in a $1.7 million decrease in royalty and commission expense. In addition, the Company implemented a cost savings plan in July, which resulted in the elimination of non-essential selling and administrative positions at several facilities as well as salary reductions for certain management personnel at those facilities. The plan is expected to save approximately $2.0 million annually. As a percentage of sales, operating expenses increased from 17.4% in 1997 to 20.0% in 1998. This increase principally relates to reduced sales volume resulting from the factors described above.

      Interest expense increased $.9 million, or 25.4%, from $3.5 million in 1997 to $4.3 million in 1998. The increase was a result of increased borrowings under the Company's credit facility to fund the Company's greater working capital needs in connection with fiscal 1998 operating losses.

      Income tax expense of $5.8 million reflects the provision for a valuation allowance for all deferred tax assets including current net operating losses, which can only be realized through future earnings of the Company. Due to the Company's significant losses in 1998 and anticipated losses in the near future, management concluded that there was considerable uncertainty as to the realizability of any deferred tax assets, which could only be realized through future taxable income. Therefore, as of October 3, 1998, only tax assets which can be realized either through refunds of overpayments or loss carryback claims are reflected on the balance sheet. The Company expects to utilize approximately $5.6 million of current net operating losses as state and federal carryback claims to offset taxable income from prior years. The Company expects to receive refunds from its loss carryback claims of approximately $2.0 million. In addition, the Company has filed for approximately $1.4 million of federal and state income tax refunds for 1997 estimated tax overpayments, which it expects to receive in the fourth quarter of 1998.

      FORTY WEEKS ENDED OCTOBER 3, 1998 COMPARED WITH THE THIRTY-NINE WEEKS ENDED SEPTEMBER 27, 1997

      The Company's net sales decreased approximately $7.3 million, or 3.7%, from $196.3 million in 1997 to $188.9 million in 1998. Sales at all facilities were adversely impacted by the overall weakness in the retail decorated apparel industry. In addition, sales were significantly less than expected in the Cincinnati Facility due to (i) the disruption in operations resulting from implementation of the Restructuring Plan including reductions in productivity resulting from an insufficient number of available, experienced manufacturing personnel, (ii) late deliveries of specialized products from suppliers which hindered the Company's ability to fulfill sales commitments to retailers, (iii) increased levels of product returns and allowances due to the failure to meet customer performance expectations, (iv) reduced product orders from its customers due to previous delays in product shipments and adverse market conditions and (v) lower than normal sales prices due to efforts to dispose of excess inventory.

      Brazos' gross profit decreased $15.0 million, or 29.2%, from $51.5 million in 1997 to $36.5 million in 1998. Overall gross profit margin decreased to 19.3% in 1998 from 26.3% in 1997, primarily as a result of increased costs associated with the Restructuring Plan such as third-party contract manufacturing and high levels of product returns and allowances due to the failure to meet customer performance expectations. Gross margins were also unfavorably impacted as a result of competitive pressures in the mass merchant segment of the Company's customer base and overall soft demand from the Company's mid-tier customer base. As a result of lower than expected sales, the Company has excess inventory levels in its Cincinnati facility. To address this issue, the Company identified excess inventory items and has initiated a plan to dispose of these items by the end of 1998. To date, these sales resulted in lower gross profit margins compared to sales made in the ordinary course.

      Operating expenses increased $8.3 million, or 21.4%, from $38.7 million in 1997 to $46.9 million in 1998. The increase in operating expenses was directly attributable to the acquisitions completed in 1997. As a percentage of sales, operating expenses increased from 19.7% in 1997 to 24.8% in 1998. This increase principally relates to reduced sales volume resulting from the factors described above.

      Interest expense increased $5.4 million, or 83.8%, from $6.4 million in 1997 to $11.8 million in 1998. The increase was a result of the issuance of $100 million of 10.5% Senior Notes ("the Notes") in July, 1997 and increased borrowings under the Company's credit facility to fund the Company's greater working capital needs in connection with fiscal 1998 operating losses and the acquisitions made by the Company in 1997.

      Income tax expense of $2.0 million reflects the provision for a valuation allowance for all deferred tax assets including current net operating losses, which can only be realized through future earnings of the Company. Due to the Company's significant losses in 1998 and anticipated losses in the near future, management concluded that there was considerable uncertainty as to the realizability of any deferred tax assets, which could only be realized through future taxable income. Therefore, as of October 3, 1998, only tax assets which can be realized either through refunds of overpayments or loss carryback claims are reflected on the balance sheet. The Company expects to utilize approximately $5.6 million of current net operating losses as state and federal loss carryback claims to offset taxable income from prior years. The Company expects to receive refunds from its loss carryback claims of approximately $2.0 million. In addition, the Company has filed for approximately $1.4 million of federal and state income tax refunds for 1997 estimated tax overpayments, which it expects to receive in the fourth quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

      Brazos has financed its acquisitions and operations through borrowings under its bank lines of credit, private placements of debt and equity securities, seller financing and operating cash flow. The Company's cash requirements consist of its general working capital needs, required principal and/or interest payments, including those under the Credit Facility (defined below) and on the Notes, capital expenditures and obligations under its leases.

      The Company has entered into a loan and security agreement with its senior secured lenders (the "Secured Lenders"), which provides a revolving line of credit (the "Credit Facility") to the Company's principal operating subsidiary, Brazos Sportswear, LLC (the "Borrower"). Advances under this line are based on a percentage of the Borrower's inventory and receivables, subject to various other reserves established from time to time by the lenders. Interest on the line of credit is payable at prime plus 1.50%. The Credit Facility has an initial expiration of July 1, 2000, subject to extension, and borrowings under the Credit Facility are guaranteed by the Company.

      During the first quarter of fiscal 1998, the Company incurred a net loss of $5.9 million. As a result, the Company was not in compliance with its minimum fixed charge coverage ratio under the Credit Facility. On June 30, 1998, the Company and the Secured Lenders amended the Credit Facility to include a forbearance agreement (the "Forbearance Agreement") which provides for a waiver of the covenant non-compliance. The amended Credit Facility increased aggregate available borrowings from $70 million to $75 million, subject to collateral limitations. Under the Forbearance Agreement, the Secured Lenders agreed to refrain from exercising their rights and remedies under the Credit Facility as a result of certain existing defaults through November 30, 1998. The Forbearance Agreement requires the Company to maintain minimum daily amounts of availability under the line of credit and to achieve certain levels of adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA") for monthly periods ending in July through November 1998. The Company's required minimum EBITDA and actual adjusted EBITDA for the relevant time periods are set forth below:


                                       REQUIRED EBITDA                ACTUAL
       TIME PERIOD               UNDER FORBEARANCE AGREEMENT*        EBITDA*
       -----------               ----------------------------        -------

  One month period ending
       July 4, 1998                         ($1.0)                    $0.53

  Two month period ending
      August 8, 1998                         $0.0                     $0.78

 Three month period ending
     September 5, 1998                       $2.5                     $1.91

 Four month period ending
      October 3, 1998                        $7.5                     $3.41


*Dollars in millions

The Company is in violation of both the EBITDA covenant for the periods ending September 5, 1998, and October 3, 1998 and the minimum daily availability covenant as of October 3, 1998. On November 17, 1998, the Secured Lenders agreed to waive such defaults. Unless the Company is able to extend the Forbearance Agreement beyond November 30, 1998 (and the Company gives no assurances that such extension will be obtained), the Secured Lenders may exercise all of their rights and remedies under the Credit Facility, which include ceasing additional advances under the revolving line of credit and foreclosing on collateral securing the loans, which consists of all of the Company's inventory and accounts receivable. If the Secured Lenders take any of these actions, the Company's business will be materially and adversely impacted, and it likely would be unable to continue normal operations unless it seeks protection from its creditors under federal bankruptcy laws.

      In light of the Company's losses through the period ended October 3, 1998, and the existing defaults under the Credit Facility, the Company does not expect to have funds available to make the next interest payment on the Notes in the aggregate amount of $5.25 million, which is due January 1, 1999. If such a payment default is not cured within 30 days, subject to the provisions of the Indenture, the trustee or the note holders will have the right to declare the entire principal amount of the Notes, $100 million, together with accrued and unpaid interest, immediately due and payable. If the obligations under the Notes are accelerated, the Company's business will be materially and adversely impacted, and as a result, the Company may seek protection under federal bankruptcy laws or be subject to an involuntary bankruptcy or other insolvency proceeding.

      As a result of the Company's financial performance, on November 3, 1998, the Company engaged BT Alex. Brown, Incorporated (the "Financial Advisor") to provide advice to the board of directors on a possible reorganization, restructuring, or recapitalization of the Company. The Financial Advisor will review and analyze the Company's business, operations and financial condition, in the context of various transactions including, among other things, negotiations with the Secured Lenders, a modification or restructuring of the Notes, the structure of potential investments from strategic or financial partners, possible sales of assets or business units of the Company, and negotiations with other stakeholders.

      With the assistance of the Financial Advisor, the Company is continuing to review all aspects of its business and capital structure with the objective of restructuring the Company such that it can operate profitably given current sales levels and industry conditions. A restructuring of the Company likely will require additional equity or debt financing, which may include additional bank debt or the public or private sale of equity or debt securities. In connection with any such financing, the Company may be required to issue securities that substantially dilute the interests of the Company's stockholders. In addition, management will continue to address operating difficulties at the Cincinnati Facility, while specifically focusing on the profit potential of the licensed sportswear business generally and the viability of certain product licenses. Of the Company's operating loss of $10.4 million for the forty weeks ended October 3, 1998, approximately $8.3 million is attributable to operations at the Cincinnati Facility, which produces substantially all of the Company's licensed sportswear.

      If the Company is unable to timely refinance or restructure the outstanding indebtedness under the Credit Facility and the Notes, and no assurance is given that any refinancing or restructuring will occur, the Company will have insufficient liquidity to satisfy those obligations if they are accelerated. Under these circumstances, the Company's operations and financial condition will be materially and adversely affected, and it may seek protection from its creditors under federal bankruptcy laws.

      The Company has been informed by its independent accountants that their auditors report for the current fiscal year will likely include an explanatory fourth paragraph that calls into question the Company's ability to continue as a going concern.

      As of October 3, 1998, Brazos had an aggregate borrowing base of $74.2 million, based on existing collateral, under its Credit Facility. Of its borrowing base, $2.5 million remained unused at October 3, 1998.

      Brazos used $38.1 million of cash from operating activities in 1998 versus cash used for operating activities in 1997 of $22.6 million. Contributing to the use of cash were; (i) a net loss of $24.4 million and (ii) working capital investments of $17.6 million, offset by depreciation and amortization of $3.6 million. Working capital investments consisted primarily of increases in inventory and accounts receivable. Due to the seasonable nature of the decorated apparel business, the Company purchased inventory to support higher sales levels in the third and fourth quarters. As a result of higher sales levels in the third quarter, accounts receivables increased.

      The Company incurred capital expenditures net of disposals of $2.3 million in 1998 and $0.9 million in 1997. Capital expenditures consisted primarily of computer hardware and software, embroidery equipment and leasehold improvements related to the consolidation of facilities into the Cincinnati Facility.

      Financing activities provided $39.1 million of cash in 1998 principally through net borrowings under existing credit facilities. In 1997, financing activities provided $59.7 million of cash principally through the issuance of $99.2 million of Notes. Proceeds from the Notes were used to repay a portion of the Company's existing credit facility as well as existing subordinated debt and deferred financing costs associated with the Notes.

YEAR 2000

      The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company's computer equipment and software and machinery with imbedded technology that are time-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

      In 1997, the Company began the implementation of a new operating software package as part of a reorganization and consolidation of the Company's numerous operating systems. Operating software refers to systems that are commonly thought of as Information Technology ("IT") systems, including accounting, data processing, invoicing, purchasing and manufacturing resource planning. The software package being implemented is Year 2000 compliant. The Company is implementing the new software in phases according to location and expects the process to be complete by the end of the third quarter of fiscal 1999. In addition, the Company has developed a multi-phase plan to resolve other potential Year 2000 problems associated with IT systems not covered by the new operating software as well as non-IT systems such as alarm systems, fax machines or other miscellaneous systems. The plan consists of the following phases:

Phase I:    Initial IT system identification and assessment
Phase II:   Remediation and testing regarding hardware infrastructure
Phase III   Remediation and testing regarding desktop software
Phase IV    Identification and assessment of other imbedded technology systems
Phase V     Upgrades and remediation for other imbedded technology systems
Phase VI    Upgrade to telephone and voicemail systems
Phase VII   Electronic data interchange conversions
Phase VIII  Development of business continuation plan

With the exception of Phase I, which is complete, the Company is in process of completing all remaining phases of the plan. Completion of the plan is expected by the end of the second quarter of fiscal 1999. Costs associated with this plan are expected to be less than $.5 million. The Company has not incurred significant costs to date related to this plan.

      Brazos believes that its internal computer software and systems will not experience significant disruption in connection with the Year 2000 issue. However, there can be no assurance that a third-party vendor's failure to resolve the Year 2000 issue would not have an adverse effect on the Company. In particular, if Brazos' internal computer software and systems or those of a third-party vendor experience any significant disruption in connection with the Year 2000 issue, such disruption could affect the Company's ability to conduct business and may have a material adverse effect on operations. Presently, the Company has not developed an alternative business continuation plan.

SEASONALITY

      The Company's sales levels are generally higher in the second and third quarters of each year. During these periods, spring, summer, back-to-school and pre-holiday season products are produced and sold. The Company expects that the seasonal nature of apparel sales will continue in future periods.

                INFORMATION REGARDING FORWARD LOOKING STATEMENTS

      This Quarterly Report on Form10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that such expectations will be achieved. Other factors could cause actual results to differ materially from those in the forward-looking statements herein.

                            PART II - OTHER INFORMATION

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      During the first quarter of fiscal 1998, the Company incurred a net loss of $5.9 million. As a result, the Company was not in compliance with its minimum fixed charge coverage ratio under the Credit Facility. On June 30, 1998, the Company and the Secured Lenders amended the Credit Facility to include a forbearance agreement (the "Forbearance Agreement") which provides for a waiver of the covenant non-compliance. The amended Credit Facility increased aggregate available borrowings from $70 million to $75 million, subject to collateral limitations. Under the Forbearance Agreement, the Secured Lenders agreed to refrain from exercising their rights and remedies under the Credit Facility as a result of certain existing defaults through November 30, 1998. The Forbearance Agreement requires the Company to maintain minimum daily amounts of availability under the line of credit and to achieve certain levels of adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA") for monthly periods ending in July through November 1998. The Company is in violation of both the EBITDA covenant for the periods ending September 5, 1998, and October 3, 1998 and the minimum daily availability covenant as of October 3, 1998. On November 17, 1998, the Secured Lenders agreed to waive such defaults. Unless the Company is able to extend the Forbearance Agreement beyond November 30, 1998 (and the Company gives no assurances that such extension will be obtained), the Secured Lenders may exercise all of their rights and remedies under the Credit Facility, which include ceasing additional advances under the revolving line of credit and foreclosing on collateral securing the loans, which consists of all of the Company's inventory and accounts receivable. If the Secured Lenders were to take any of these actions, the Company's business will be materially and adversely impacted, and it likely would be unable to continue normal operations unless it seeks protection from its creditors under federal bankruptcy laws.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On October 9, 1998, the Company held its annual meeting of stockholders, the purpose of which was to approve (i) the election of the nominees as Class III directors of the Company and (ii) an amendment to the Company's 1997 Incentive Plan. The results of the votes were as follows:

                              ELECTION OF DIRECTORS

                                                    NUMBER OF
                                     NUMBER OF        SHARES        NUMBER OF
                                       SHARES         VOTED           SHARES
          NAME OF NOMINEE            VOTED FOR       AGAINST        ABSTAINED
          ---------------            ---------       -------        ---------
          Class III Directors:
            Robert C. Klein......    4,624,172          20            5,920
                                    -------------  -------------   -------------
            Michael S. Chadwick..    4,624,172         170            5,920
                                    -------------  -------------   -------------

                                                    NUMBER OF
                                     NUMBER OF        SHARES        NUMBER OF
                                       SHARES         VOTED           SHARES
                                     VOTED FOR       AGAINST        ABSTAINED
                                     ---------       -------        ---------
          APPROVAL OF AMENDMENT TO
             THE COMPANY'S 1997
             INCENTIVE PLAN....      4,659,281        8,720            540
                                    -------------  -------------   -------------

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits
            27  --  Financial Data Schedule

      (b)   Reports on Form 8-K.  None.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             BRAZOS SPORTSWEAR, INC.



                        /s/ F. CLAYTON CHAMBERS
                        F. Clayton Chambers,
                        Vice President and Chief Financial Officer

                        /s/ STEVEN P. RATTERMAN
                        Steven P. Ratterman
                        Corporate Controller and Chief Accounting Officer


DATE:  November 17, 1998